Form 10-Q
period 1997-09-30
BAYARD DRILLING TECHNOLOGIES INC
filed 1997-12-09
CIK 1044478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

{Mark One}
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Period Ended September 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period
            From __________________________ to ________________________


                        Commission file number 001-13553


                       BAYARD DRILLING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             73-1508021
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

 4005 NW EXPRESSWAY, SUITE 550E                                 73116-1679
     OKLAHOMA CITY, OKLAHOMA                                    (Zip Code)
 (Address of principal offices)


                                 (405) 840-9550
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               YES    NO X
                                                                  ---   ---

Outstanding shares of the registrant's common stock, par value $0.01 per share, at December 9, 1997: 18,176,050

                       BAYARD DRILLING TECHNOLOGIES, INC.

                                      INDEX


                                                                                         PAGE NO.

Part I.      Financial Information

Item 1.      Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996............. 1

         Statements of Operations (unaudited) - Three months and nine months ended
                  September 30, 1997 and 1996.............................................. 2

         Statements of Equity (Deficit) for the years ended December 31, 1995 and
                  1996 and nine months ended September 30, 1997............................ 3

         Statements of Cash Flows (unaudited) - Nine months ended September 30,
                  1997 and 1996............................................................ 4

         Notes to Financial Statements (unaudited)......................................... 5 - 6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations ........................................................ 7 - 15

Part II.     Other Information

Item 2.      Changes in Securities and Use of Proceeds.....................................16 - 17

Item 4.      Submission of Matters to a Vote of Securities Holders ........................17

Item 6.      Exhibits and reports on Form 8-K..............................................18 - 21

                          PART I. FINANCIAL INFORMATION

                       BAYARD DRILLING TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                      (In thousands, except per share data)
                (Information at September 30, 1997 is unaudited)


                                                  ASSETS
                                                                               DECEMBER 31,  SEPTEMBER 30,
CURRENT ASSETS:                                                                    1996         1997
                                                                                 --------      --------
     Cash ..................................................................     $  4,963      $     82
     Restricted investments ................................................           --           730
     Accounts receivable ...................................................        1,084        13,610
     Other current assets ..................................................            1           452
                                                                                 --------      --------
               Total current assets ........................................        6,048        14,874


Property, plant and equipment, net .........................................       26,973       104,674

Goodwill, net of accumulated amortization of $215 ..........................           --         6,285

Other assets ...............................................................        1,652         2,231
                                                                                 --------      --------
               Total assets ................................................     $ 34,673      $128,064
                                                                                 ========      ========

                                     LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable ......................................................     $    409      $ 13,716
     Payable to affiliate ..................................................          412            --
     Accrued liabilities ...................................................          253         3,817
     Current portion of long-term debt .....................................          947        14,589
                                                                                 --------      --------
               Total current liabilities ...................................        2,021        32,122
                                                                                 --------      --------
Deferred income tax liabilities ............................................          348         7,087
                                                                                 --------      --------
Long-term debt, less current maturities ....................................        6,053        23,583
                                                                                 --------      --------
Subordinated notes .........................................................           --        16,776
                                                                                 --------      --------

Commitments and Contingencies

EQUITY (DEFICIT):
     Stockholders' equity
        Preferred stock, $0.01 par value, 20,000,000 shares authorized; none
           issued or outstanding ...........................................           --            --
     Common stock, $0.01 par value, 100,000,000 shares authorized;
        5,600,000 shares issued and outstanding at December 31, 1996;
        7,588,000 at September 30, 1997 ....................................           56            76
     Additional paid-in capital (net of deferred compensation of $292 at
        September 30, 1997) ................................................       26,229        47,791
     Retained earnings (accumulated deficit) ...............................          (34)          629
                                                                                 --------      --------
               Total equity ................................................       26,251        48,496
                                                                                 --------      --------
               Total liabilities and equity ................................     $ 34,673      $128,064
                                                                                 ========      ========

   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                  ----------------------      ---------------------
                                                    1996          1997          1996         1997
                                                  --------      --------      --------     --------
REVENUES:
     Drilling ...............................     $  2,486      $ 18,107      $  6,728     $ 33,214
     Other ..................................           --            --            59           --
                                                  --------      --------      --------     --------
          Total revenues ....................        2,486        18,107         6,787       33,214
                                                  --------      --------      --------     --------

COST AND EXPENSES:
     Drilling ...............................        1,976        13,349         5,244       24,246
     General and administrative .............          150           447           473        1,181
     Depreciation and amortization ..........          312         2,273           727        4,918
                                                  --------      --------      --------     --------
          Total costs and expenses ..........        2,438        16,069         6,444       30,345
                                                  --------      --------      --------     --------

          Operating income ..................           48         2,038           343        2,869
                                                  --------      --------      --------     --------

OTHER INCOME (EXPENSE):
     Interest expense .......................           --        (1,190)           --       (2,172)
     Interest income ........................           --            17            --           68
     Gain on sale of assets .................           --           243            --          303
     Other ..................................          (19)           (3)           17            5
                                                  --------      --------      --------     --------
          Total other income (expense) ......          (19)         (933)           17       (1,796)
                                                  --------      --------      --------     --------

Earnings before income taxes ................           29         1,105           360        1,073
Income tax provision  - deferred ............           --           422            --          410
                                                  --------      --------      --------     --------

Net earnings ................................     $     29      $    683      $    360     $    663
                                                  ========      ========      ========     ========

Net earnings per share ......................     $    .00      $    .06      $    .05     $    .06
                                                  ========      ========      ========     ========
Weighted average common shares
     outstanding ............................        6,568        11,317         6,568       11,317
                                                  ========      ========      ========     ========


   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                         STATEMENTS OF EQUITY (DEFICIT)
                                 (In thousands)

                                                                                    STOCKHOLDERS' EQUITY
                                                                     --------------------------------------------------------------
                                                       PARTNERS                 ADDITIONAL
                                                        CAPITAL      COMMON       PAID-IN      DEFERRED      RETAINED
                                                       (DEFICIT)     STOCK        CAPITAL        COST        EARNINGS       TOTAL
                                                       --------      --------     --------     --------      --------      --------
Balance at December 31, 1995 .....................     $   (276)     $     --     $     --     $     --      $     --      $     --
   Net earnings through date of corporate
        capitalization ...........................          447            --           --           --            --            --
   Net increase in equity arising from affiliate
        transactions .............................        5,285            --           --           --            --            --
   Issuance of stock in corporate capitalization .       (5,456)           20        5,436           --            --         5,456
   Sale of stock .................................           --            20        9,980           --            --        10,000
   Issuance of stock options and warrants for
      Drilling agreements and debt ...............           --            --        1,319           --            --         1,319
   Issuance of stock and options for property
      and equipment ..............................           --            16        9,494           --            --         9,510
   Net loss from date of corporate capitalization
      to December 31, 1996 .......................           --            --           --           --           (34)          (34)
                                                       --------      --------     --------     --------      --------      --------
Balance at December 31, 1996 .....................           --            56       26,229           --           (34)       26,251
   Net earnings ..................................           --            --           --           --           663           663
   Issuance of stock options to employees ........           --            --           60          (59)           --             1
   Sale of stock .................................           --            13       11,217           --            --        11,230
   Issuance of stock options and warrants ........           --            --        4,023           --            --         4,023
   Executive compensation agreements .............           --            --          250         (233)           --            17
   Issuance of stock for acquisitions ............           --             7        6,304           --            --         6,311
                                                       --------      --------     --------     --------      --------      --------
Balance at September 30, 1997 (unaudited) ........     $     --      $     76     $ 48,083     $   (292)     $    629      $ 48,496
                                                       ========      ========     ========     ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            ----------------------
                                                                              1996          1997
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ................................................     $    360      $    663
   Adjustments to reconcile net earnings (loss) to net cash
      (used in) provided by operating activities -
      Depreciation and amortization ...................................          727         4,918
      (Gain) loss on sale of assets ...................................           --          (303)
      Compensation expense ............................................           --            21
      Deferred income taxes ...........................................           --           410
      Change in assets and liabilities, net of effects of affiliate transactions -
            Decrease (increase) in accounts receivable ................         (525)      (12,526)
            Decrease (increase) in other assets .......................         (124)       (1,030)
            Increase (decrease) in accrued liabilities ................         (315)        3,564
            Increase (decrease) in accounts payable ...................          466        12,895
                                                                            --------      --------
               Net cash (used in) provided by operating activities ....          589         8,612
                                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment ..............................       (6,363)      (50,454)
   Acquisition of businesses ..........................................           --       (26,056)
   Proceeds from sale of assets .......................................           --           781
   Purchase of investments ............................................           --          (730)
                                                                            --------      --------
               Net cash used in investing activities ..................       (6,363)      (76,459)
                                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments made to affiliates ........................................       (9,015)           --
   Advances received from affiliates ..................................       14,789            --
   Proceeds from borrowings ...........................................           --        47,944
   Proceeds from issuance of stock ....................................           --        11,230
   Payments on long-term debt .........................................           --        (4,114)
   Borrowings under line of credit ....................................           --         7,906
                                                                            --------      --------
              Net cash provided by financing activities ...............        5,774        62,966
                                                                            --------      --------
Net change in cash ....................................................           --        (4,881)
Cash at beginning of period ...........................................           --         4,963
                                                                            --------      --------
Cash at end of period .................................................     $     --      $     82
                                                                            ========      ========

Cash paid during the period for interest ..............................     $     --      $  2,275
Cash paid during the period for income taxes ..........................     $     --      $     --
                                                                            ========      ========

Supplemental non-cash activity:

During 1997 the Company acquired property and equipment through the issuance of stock and options for $6,591 and through the issuance of trade payables of $2,750.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of Bayard Drilling Technologies, Inc. (the "Company"), the unaudited interim financial statements for the nine months ended September 30, 1997 and 1996 include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 1997 and results of operations and cash flows for the nine months ended September 30, 1997 and 1996. Results for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-34451).

2. Earnings per common and equivalent shares is computed based on the weighted average number of common and equivalent shares outstanding during the period.

     Under guidelines issued by the Securities and Exchange Commission, common shares, options and warrants issued prior to a public offering at prices below the initial offering price are treated as outstanding for all periods presented (using the Treasury stock method) in computing net earnings (loss) per share.

3. In May 1997, the Company completed the acquisition of Trend Drilling Co. ("Trend") and acquired the assets of Ward Drilling Company, Inc. ("Ward") for an aggregate purchase price of approximately $32.6 million. The operations of the Trend and Ward acquisitions have been included in the statements of operations and cash flows beginning May 1, 1997 for Trend and May 30, 1997 for Ward.

     The following unaudited pro forma combined data gives effect to the acquisitions of Trend (the "Trend Acquisition") and Ward (the "Ward Acquisition") as if such transactions had been consummated as of January 1, 1997. The pro forma information is based on the historical financial statements of the Company and the Trend Acquisition and the Ward Acquisition, giving effect to such transactions under the purchase method of accounting. The unaudited pro forma combined data are presented for illustrative purposes and are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1997, or of future results of the combined operations. The data reflect adjustments for (i) amortization and depreciation of the Trend Acquisition and the Ward Acquisition, (ii) incremental interest expense resulting from the borrowings on the subordinated notes issued by the Company to fund the cash requirements of the acquisitions, and (iii) certain other pro forma adjustments.

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1997
                                                              ------------------
                                                                (IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Revenues ...................................................     $44,561
Net income .................................................         471

Net income per common share and common equivalent share ....     $   .04

                       BAYARD DRILLING TECHNOLOGIES, INC.

                                   (Unaudited)

4. On October 16, 1997, the Company acquired Bonray Drilling Corporation ("Bonray") for 3,015,000 shares of Common Stock, subject to certain working capital adjustments. The acquisition (the "Bonray Acquisition") will be accounted for as a purchase. In the Bonray Acquisition, the Company acquired 13 rigs, including seven rigs with depth capacities of 15,000 feet or greater and two diesel electric SCR rigs. At the time of the Bonray Acquisition, twelve of Bonray's rigs were operating and under contract and one was awaiting refurbishment.

5. In November 1997, the Company completed an initial public offering (the "Offering") of an aggregate of 11,040,000 shares of its common stock, par value $0.01 per share ("Common Stock"). In the Offering, the Company issued and sold 4,229,050 shares of Common Stock and certain stockholders of the Company sold 6,810,950 shares of Common Stock. The Company received net proceeds of $90.7 million for the shares sold by it in the Offering.

      The net proceeds received by the Company in the Offering have been, or are intended to be, used to (i) repay in full the $6.0 million outstanding under the revolving loan facility between Fleet Capital Corporation ("Fleet") and the Company, (ii) redeem in full, through a cash payment of $18.2 million, certain subordinated notes of the Company, (iii) repay 50% of the $28.5 million amount outstanding under the $30.5 million term loan facility among The CIT Group/Equipment Financing, Inc. ("CIT"), Fleet and the Company, which may not be repaid until January 1998, (iv) make a cash payment to CIT of $817,125 in connection with the exercise, on a net basis, of certain warrants for the purchase of Common Stock held by CIT, (v) modify, upgrade and refurbish drilling rigs and equipment currently owned by the Company at an estimated cost of between $16 million and $18 million and (vi) fund working capital and for general corporate purposes, including acquisitions of drilling rigs and related equipment.

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128, which is effective for periods ending after December 15, 1997, including interim periods, simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Initial adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations. Early adoption is not permitted.

7. Effective July 1, 1997, the Company changed the estimated remaining lives of its drilling rigs and other related drilling equipment to 180 months from remaining lives of 144 months. These changes were made to more closely approximate the remaining useful lives of such assets. The effect of these changes was to increase net earnings for the third quarter ended September 30, 1997 by approximately $229,000, net of income taxes of $141,000, or $.02 per share.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Bayard Drilling Technologies, Inc. (the "Company") is a leading provider of contract land drilling services to major and independent oil and gas companies. The Company's operations have been and will be significantly affected by the Company's acquisitions of Trend Drilling Co. ("Trend") in May 1997 (the "Trend Acquisition"), Ward Drilling Company ("Ward") in May 1997 (the "Ward Acquisition"), Bonray Drilling Corporation ("Bonray") in October 1997 (the "Bonray Acquisition") and a number of individual drilling rigs (the "Individual Rig Acquisitions") between December 1996 and the date of this Report (collectively with the series of transactions consummated during the fourth quarter of 1996 that resulted in the formation of the Company (the "Formation Transactions"), the "Consolidation Transactions"). The Consolidation Transactions have transformed the Company from a regional competitor with ten rigs in late 1996 to its current position of operating the fifth largest land drilling fleet in the United States, with a total of 54 rigs (including 13 rigs acquired in the Bonray Acquisition, which was completed after September 30,
1997). The historical financial results presented herein include the effects of the Formation Transactions (16 rigs), the Trend Acquisition (14 rigs), the Ward Acquisition (six rigs), and the Individual Rig Acquisitions (six rigs), only for the periods after such transactions. In addition, the historical financial results include periods in which a number of rigs were being refurbished and did not contribute to revenues. Accordingly, the Company does not believe that the historical statements of operations presented herein are necessarily indicative of the Company's future operating results, particularly in light of the magnitude of its recent acquisitions and rig refurbishment projects and the increased demand and contract rates for drilling rigs in its core Mid-Continent and Gulf Coast operating regions.

         The Company's operating margins are influenced by contract drilling rates, operating costs and drilling rig utilization. The land drilling industry is experiencing higher utilization, increasing day rates and improved financial performance as a result of the long term decline in the supply of rigs and increased demand for rigs attributable to improved oil and gas industry fundamentals. In addition, the industry is experiencing a period of rapid consolidation as larger, better-capitalized drilling companies have acquired smaller operators. The convergence of land drilling rig supply and demand in its core domestic markets, along with the acquisition and refurbishment of rigs, has contributed to higher utilization, increasing day rates and improved financial results for the Company in recent periods.

FINANCIAL CONDITION AND LIQUIDITY

         Between December 1996 and September 30, 1997, the Company completed the Formation Transactions, the Trend Acquisition, the Ward Acquisition and the Individual Rig Acquisitions. The Formation Transactions involved the issuance of an aggregate of 5,600,000 shares of common stock, par value $0.01 per share ("Common Stock"), of the Company to existing stockholders in consideration for the contribution to the Company of 16 rigs and $10 million in cash. At the time of the Formation Transactions, the Company entered into a $24 million term loan facility with The CIT Group/Equipment Financing, Inc. ("CIT"), principally for the refurbishment of certain of the Company's rigs. In May 1997, contemporaneously with the Trend Acquisition and in anticipation of the Ward Acquisition, the Company completed a financing transaction in which it (i) issued to Chesapeake Energy Corporation ("Chesapeake") and Energy Spectrum Partners LP ("Energy Spectrum") additional shares of Common Stock and two series of warrants, together with subordinated notes due May 1, 2003 (the "Subordinated

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Notes") for $28.5 million in cash and (ii) increased the availability under its debt facilities from $24 million to $40.5 million (collectively, the "May Financing"). In addition, the Company obtained the right, exercisable solely at the Company's option at any time on or prior to April 30, 1998, to require Chesapeake to provide an additional $3 million in cash in exchange for the issuance to Chesapeake of additional shares of Common Stock, Subordinated Notes and warrants to purchase Common Stock. The Company later waived this right in connection with the Chesapeake Transactions described below.

         The Company's principal requirements for capital, in addition to the funding of ongoing contract drilling operations, have been capital expenditures, including the refurbishment of existing rigs and acquisitions. From December 1996 through September 30, 1997, the Company has spent $20.7 million on the Trend Acquisition, $11.9 million on the Ward Acquisition, $5.5 million on the Individual Rig Acquisitions and approximately $45.5 million on refurbishments and other related equipment purchases, including drill pipe. As a result, the Company's net property and equipment increased from $27 million at December 31, 1996 to $105 million at September 30, 1997. The Company's principal sources of liquidity have been the issuance of Common Stock, warrants to purchase Common Stock, the Subordinated Notes and borrowings under a $30.5 million term loan facility (the "Term Loan") between the Company, CIT and Fleet Capital Corporation ("Fleet") and a $10 million revolving loan facility (the "Revolving Loan") between Fleet and the Company (collectively, the "Loan Agreements").

         The most significant change in the Company's balance sheet from December 31, 1996 to September 30, 1997 was a $77.7 million increase in net property and equipment. During this same period, long-term debt, net of current maturities, increased by $34.3 million and stockholders' equity increased by $22.5 million. These changes are a direct result of the acquisition and financing transactions described herein.

         From December 31, 1996 to September 30, 1997, the Company's working capital position declined by $21.3 million to a deficit of $17.2 million. This decline was primarily the result of a $13.6 million increase in current maturities of long-term debt and a $4.9 million decrease in cash, as the Company continued to invest in rig acquisitions and the refurbishment of rigs.

Operating Activities

         During the year ended December 31, 1996, the Company required $462,000 of cash to fund operating activities. This was the result of $1.5 million of cash provided by operations, partially offset by changes in working capital items that required $2 million of cash. Cash required for changes in working capital items included (i) an increase in accounts receivable of $2.1 million,
(ii) an increase in other assets totaling $185,000 and (iii) a decrease of $383,000 in accounts payable, which were partially offset by an increase of $663,000 of other current liabilities.

         During the nine months ended September 30, 1997, net cash provided from operating activities totaled $8.6 million. The Company generated cash from operations of $5.7 million and working capital changes provided $2.9 million.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investing Activities

         During 1996, the Company invested $21.7 million in fixed assets, net of asset sales. The major components of these expenditures were $10.4 million of cash expenditures to acquire and refurbish five diesel electric SCR rigs and $9.8 million of Common Stock issued to acquire rigs in the Formation Transactions.

         During the nine months ended September 30, 1997, the Company invested $85.9 million in fixed assets, including the Trend Acquisition, the Ward Acquisition and the Individual Rig Acquisitions. Rig refurbishments consisted of $28.7 million, and $16.8 million was invested in drill pipe and other drilling related equipment. The acquisitions of Trend and Ward were partially funded through the issuance of Common Stock valued at $6.6 million.

Financing Activities

         During 1996, the Company raised $15.9 million from financing activities. The Company borrowed $7 million during the year under the Term Loan described below. The Company also issued 3,600,000 shares of Common Stock for assets and cash and made debt payments totaling $900,000 during the year.

         During the nine months ended September 30, 1997, the Company obtained $63 million from financing activities, including net borrowings under the Loan Agreements totaling $31.3 million, $11.2 million from the issuance of Common Stock and $20.5 million from the issuance of the Subordinated Notes and the associated warrants. The proceeds from these transactions were used to fund the Company's working capital requirements and capital expenditures as discussed above.

         Following is a summary of certain material terms of the Formation Transactions, the Loan Agreements and the May Financing.

         Formation Transactions. The Company was formed in December 1996 through a series of affiliated entity transactions in which the Company became successor to Anadarko Drilling Company, the contract drilling subsidiary of privately held AnSon Partners Limited Partnership. In connection with the Formation Transactions (i) R. T. Oliver Drilling, Inc. and Mike Mullen Energy Equipment Resource, Inc. and certain of their affiliated companies (collectively, "the Oliver Companies") exchanged six drilling rigs for 1,600,000 shares of Common Stock, (iii) Energy Spectrum contributed $10 million in consideration for 2,000,000 shares of Common Stock and (iv) Chesapeake entered into drilling contracts with two-year terms for six of the Company's rigs in consideration for the grant by the Company of an option to purchase 2,000,000 shares of Common Stock.

         Loan Agreements. On December 10, 1996, the Company also entered into the Term Loan. Subsequent to that date and in connection with the May Financing, the Company increased the Term Loan from $24 million to $30.5 million. The Term Loan provides the Company up to approximately $30.5 million of borrowing capacity for the purchase of additional land drilling rigs, the refurbishment of such rigs and equipment and for working capital purposes. The Company also entered into the Revolving Loan with Fleet in May 1997. The Revolving Loan provides for revolving credit loans of up to $10

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million, and is being used for general corporate purposes. Amounts outstanding under the Revolving Loan ($7.9 million at September 30, 1997) bear interest based on Fleet's prime rate plus 1.5% (10% at September 30, 1997) and mature in April 2000. Amounts outstanding under the Term Loan ($28.5 million at September 30, 1997) bear interest, at the election of the Company, at floating rates equal to Chase Manhattan Bank's prime rate plus 2.0% or LIBOR plus 4.25% (10% at September 30, 1997) and mature in March 2002. To date, loans under the Revolving Loan and the Term Loan have been used for capital expenditures and working capital requirements. The Loan Agreements are secured by substantially all of the assets of the Company, including all drilling rigs, equipment and drilling contracts, and contain customary restrictive covenants (including covenants restricting the ability of the Company to pay dividends and encumber assets) and affirmative covenants to maintain specified financial ratios.

         May Financing. In order to fund the Trend Acquisition and the Ward Acquisition, on May 1, 1997, the Company completed the May Financing in which the Company issued shares of Common Stock, the Subordinated Notes and warrants to purchase Common Stock to Chesapeake and Energy Spectrum in exchange for an aggregate of $28.5 million in cash, as described below. In addition, the Company modified the Term Loan and entered into the Revolving Loan as described above.

         In the May Financing, the Company issued 1,000,000 shares of Common Stock to Chesapeake in consideration for $7 million in cash and 140,000 shares of Common Stock to Energy Spectrum in consideration for $980,000 in cash. Additionally, the Company issued Subordinated Notes due May 1, 2003 in the original principal amounts of $18 million and $2.52 million (the "Subordinated Notes") to Chesapeake and Energy Spectrum, respectively. The Subordinated Notes bear interest at the Company's option at either (i) 11% per annum, payable in cash, or (ii) 12.875% per annum, payable in the form of additional Subordinated Notes, which interest is payable quarterly in arrears. The Subordinated Notes are general unsecured subordinated obligations of the Company, pari passu with all existing and future subordinated indebtedness of the Company and senior in right of payment to all future junior subordinated indebtedness of the Company. Upon consummation of the initial public offering of Common Stock, the Company redeemed in full the $18 million principal amount of Subordinated Notes issued to Chesapeake in consideration for the payment by the Company to Chesapeake of $18.2 million in cash. See Note 5 in "Notes to Financial Statements" and "Recent Events and Future Activities."

         In connection with the issuance of the Subordinated Notes, the Company issued two series of detachable warrants (the "Warrants") for the purchase of shares of Common Stock, designated as "Series A Warrants" and "Series B Warrants." The Warrants are exercisable on or prior to May 1, 2003 at a price of $0.01 per share in the case of the Series A Warrants and $7.50 per share in the case of the Series B Warrants. In the May Financing, Chesapeake was issued Series A Warrants and Series B Warrants representing the right to purchase 700,000 shares and 800,000 shares of Common Stock, respectively, and Energy Spectrum was issued Series A Warrants and Series B Warrants representing the right to purchase 98,000 shares and 112,000 shares of Common Stock, respectively. On July 31, 1997, Energy Spectrum exercised in full its Series A Warrants, but continues to hold all of the Series B Warrants issued to it. In August 1997, Chesapeake agreed to the relinquishment and cancellation in full of its Series A Warrants and Series B Warrants in connection with a series of transactions which, when completed in October 1997, resulted in the cancellation of the option received by Chesapeake in the Formation Transactions, the

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

payment to the Company of $9 million in cash by Chesapeake, the redemption of the $18 million principal amount of Subordinated Notes held by Chesapeake and the issuance of 3,194,000 shares of Common Stock to Chesapeake (the "Chesapeake Transactions").

         Additional Chesapeake Financing. Additionally, in connection with the May Financing, the Company obtained the right to require Chesapeake, on or before April 30, 1998, to provide the Company with an additional $3 million in capital through the purchase of (i) 120,000 shares of Common Stock for a purchase price of $7.00 per share, (ii) additional Subordinated Notes in the aggregate principal amount of $2.16 million, (iii) additional Series A Warrants exercisable for 84,000 shares of Common Stock and (iv) additional Series B Warrants exercisable for 96,000 shares of Common Stock. In August 1997, the Company agreed to waive this right in connection with the Chesapeake Transactions.

         The foregoing summaries of the material provisions of the Company's principal financing agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, all of the provisions of the related agreements, copies or forms of which are included as exhibits hereto.

Recent Events and Future Activities

         In October 1997, the Company consummated the Chesapeake Transactions, resulting in the cancellation of the option received by Chesapeake in the Formation Transactions, the payment to the Company of $9 million in cash by Chesapeake, the redemption of the $18 million principal amount of Subordinated Notes held by Chesapeake for an aggregate cash payment by the Company of $18.2 million and the issuance of 3,194,000 shares of Common Stock to Chesapeake.

         Also in October 1997, the Company consummated the Bonray Acquisition, pursuant to which Bonray became a wholly owned subsidiary of the Company. In the Bonray Acquisition, the Company issued to DLB Oil & Gas, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation 2,955,000 and 60,000 shares of Common Stock, respectively. See Note 4 to "Notes to Financial Statements."

         In November 1997, the Company and certain of its stockholders consummated an initial public offering (the "Offering") of an aggregate of 11,040,000 shares of Common Stock. In the Offering, the Company issued and sold 4,229,050 shares of Common Stock and certain stockholders of the Company sold 6,810,950 shares of Common Stock. The Company received net proceeds of $90.7 million for the shares sold by it in the Offering.

         On November 24, 1997, the Board of Directors of the Company approved the acquisition and refurbishment of nine additional drilling rigs as part of an $87 million capital expenditure budget. This budget includes $14.4 million for refurbishment of four rigs in inventory, $42.6 million for the acquisition and refurbishment of six rigs from R. T. Oliver Drilling, Inc., $11.2 million for the acquisition of components and refurbishment to complete three additional rigs, $10 million for maintenance capital expenditures, including drill pipe, and $8.8 million for spare equipment. The schedule for rig refurbishment is expected to extend through the first quarter of 1999; however, the Company may accelerate or decelerate this schedule at any time and from time to time based on market conditions and other factors.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company believes that the balance of the proceeds from the Offering, cash flow from operations and, to the extent required, borrowings under the Loan Agreements will be sufficient to fund the Company's 1997 rig refurbishment program and to meet its other anticipated capital requirements for 1997. As of December 8, 1997, the Company had $28.5 million of borrowings outstanding under the Term Loan, no borrowings outstanding under the Revolving Loan and $2.5 million of borrowings outstanding under the Subordinated Notes, with $10 million of unused borrowing capacity under the Revolving Loan and cash or cash equivalents of approximately $54.0 million.
See Note 5 in "Notes to Financial Statements".

         On November 25, 1997, the Company entered into an agreement to acquire six rigs from R. T. Oliver Drilling, Inc. for $14 million. The Company expects to consummate this acquisition on or about January 9, 1998; however, because it is subject to the satisfaction of certain conditions, no assurance can be given that such transaction will be finally consummated.

         The Company continues to actively review possible acquisition opportunities. Except for the acquisition from R. T. Oliver Drilling, Inc. described above, the Company has no agreements to acquire additional businesses or equipment; however, suitable opportunities may arise in the future. The timing or success of any acquisition effort and the size of the associated potential capital commitments cannot be predicted at this time. In addition, there can be no assurance that adequate funding will be available on terms satisfactory to the Company.

Forward Looking Information

         This Report contains forward-looking statements and information that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "anticipate," believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect the Company's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors set forth in the Company's Registration Statement on Form S-1 (Registration No. 333-34451), copies of which may be obtained from the Securities and Exchange Commission or from the Internet site maintained by the Commission at http://www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

         Comparison of Three Months Ended September 30, 1997 and 1996

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                                 1996            1997
Rig days worked (1) ....................             502           3,006
Average revenues per day (2) ...........     $     4,952     $     6,024

Drilling revenues ......................     $ 2,486,000     $18,107,000
Drilling costs (3) .....................       1,976,000      13,349,000
                                             -----------     -----------
Operating Margin .......................     $   510,000     $ 4,758,000
                                             ===========     ===========

================================================================================

(1) Rig days worked represents the number of rigs being marketed by the Company multiplied by the number of days during which such rigs are being operated, mobilized, assembled or dismantled while under contract. Rig days are a common measurement of both utilization rates and fleet size.

(2) Represents total contract drilling revenues (including mobilization revenues and reimbursement for fuel and other costs) divided by the total number of rig days worked by the Company's drilling rig fleet marketed during the period.

(3) Drilling costs exclude depreciation and amortization and general and administrative expenses.

         Drilling revenues increased approximately $15.6 million, or 628% to $18.1 million for the three months ended September 30, 1997, from $2.5 million for the three months ended September 30, 1996. Drilling revenues increased due to a 2,504 day, or 499%, increase in rig days worked, and a $1,072, or 22%, increase in the average revenue per day. The increase in days worked was a result of an increase in the average number of rigs owned and available for service. As of September 30, 1997, the Company had 36 rigs available for service. The increase in rigs available for service was principally the result of the Consolidation Transactions. Rig days worked consisted of 1,096 days worked in the Gulf Coast region and 1,910 days worked in the Mid-Continent region. Increases in revenues per day were a result of the overall increase in demand for land drilling rigs as reflected in the utilization rate increase from 87% to 94%.

         Drilling costs increased by approximately $11.3 million, or 576%, to $13.3 million for the three months ended September 30, 1997, as compared to $2.0 million for the three months ended September 30, 1996. The increase in drilling operating expenses was a direct result of the increase in the number of rigs owned and available for service and the corresponding 2,504 day increase in the days worked.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Depreciation and amortization expense increased by $2.0 million, or 629%, to $2.3 million for the three months ended September 30, 1997, as compared to $312,000 for the three months ended September 30, 1996. The increase was primarily due to additional depreciation associated with the Consolidation Transactions.

         General and administrative expense increased by $297,000, or 198%, to $447,000 for the three months ended September 30, 1997, from $150,000 for the same period of 1996 due primarily to increased payroll costs associated with new management and increased corporate staff and increased legal fees due to the Company's acquisition activities.

         Interest expense was $1.2 million for the three months ended September 30, 1997. The Company had no outstanding debt for the three months ended September 30, 1996.

         Other income increased for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, primarily due to gains on the sale of assets.

         Comparison of Nine Months Ended September 30, 1997 and 1996

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                1996            1997
Rig days worked (1) ....................           1,438           5,786
Average revenues per day (2) ...........     $     4,678     $     5,740

Drilling revenues ......................     $ 6,728,000     $33,214,000
Drilling costs (3) .....................       5,244,000      24,246,000
                                             -----------     -----------
Operating Margin .......................     $ 1,484,000     $ 8,968,000
                                             ===========     ===========

================================================================================

(1) Rig days worked represents the number of rigs being marketed by the Company multiplied by the number of days during which such rigs are being operated, mobilized, assembled or dismantled while under contract. Rig days are a common measurement of both utilization rates and fleet size.

(2) Represents total contract drilling revenues (including mobilization revenues and reimbursement for fuel and other costs) divided by the total number of rig days worked by the Company's drilling rig fleet marketed during the period.

(3) Drilling costs exclude depreciation and amortization and general and administrative expenses.

         Drilling revenues increased approximately $26.5 million, or 394%, to $33.2 million for the nine months ended September 30, 1997, from $6.7 million for the nine months ended September 30, 1996. Drilling revenues increased due to a 4,348 day, or 302%, increase in rig days worked, and a $1,062, or 23%, increase in the average revenue per day. The increase in days worked was a result of an increase in

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the average number of rigs owned and available for service. As of September 30, 1997, the Company had 36 rigs available for service. The increase in rigs available for service was principally the result of the Consolidation Transactions. Rig days worked consisted of 2,533 days worked in the Gulf Coast region and 3,253 days worked in the Mid-Continent region. Increases in revenues per day were a result of the overall increase in demand for land drilling rigs as reflected in the utilization rate increase from 87% to 94%.

         Drilling costs increased by approximately $19.0 million, or 362%, to $24.2 million for the nine months ended September 30, 1997, as compared to $5.2 million for the nine months ended September 30, 1996. The increase in drilling operating expenses was a direct result of the increase in the number of rigs owned and available for service and the corresponding 4,348 day increase in rig days worked.

         Depreciation and amortization expense increased by $4.2 million, or 576%, to $4.9 million for the nine months ended September 30, 1997, as compared to $727,000 for the nine months ended September 30, 1996. The increase was primarily due to additional depreciation associated with the Consolidation Transactions.

         General and administrative expense increased by $708,000, or 149%, to $1.2 million for the nine months ended September 30, 1997, from $473,000 for the same period of 1996, due primarily to increased payroll costs associated with new management and increased corporate staff and increased legal fees due to the Company's acquisition activities.

         Interest expense was $2.2 million for the nine months ended September 30, 1997. The Company had no outstanding debt for the nine months ended September 30, 1996.

         Other income increased for the nine months ended September 30, 1997 as compared to the nine months ended June 30, 1996, primarily due to gains on the sale of assets.

         For the nine months ended September 30, 1997, the income tax provision was $410,000. For the first nine months of 1996 the Company was not a taxable entity.

INFLATION AND CHANGING PRICES

         Contract drilling revenues do not necessarily track the changes in general inflation as they tend to respond to the level of activity on the part of the oil and gas industry in combination with the supply of equipment and the number of competing companies. Capital and operating costs are influenced to a larger extent by specific price changes in the oil and gas industry and to a lesser extent by changes in general inflation.

                           PART II. OTHER INFORMATION

                       BAYARD DRILLING TECHNOLOGIES, INC.

ITEM 2.  Changes in Securities and Use of Proceeds

(a) During the period from July 1, 1997 through September 30, 1997, the only outstanding class of securities of the Company was the Common Stock. During such period, the Company adopted a Restated Certificate of Incorporation in the form of Exhibit 3.1 to this Report. The Restated Certificate of Incorporation reflects amendments to the previous certificate of incorporation that, among other things, (i) establish "fair price" provisions for certain transactions,
(ii) prohibit stockholders from acting by written consent, (iii) prohibit stockholders from calling special meetings of stockholders, (iv) require certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual meetings of stockholders, including nominating directors for election at those meetings, (v) limit the ability of stockholders to interfere with the power of the Company's Board of Directors in other specified ways and (vi) require supermajority votes to amend any of the preceding provisions.

(b) On July 31, 1997, upon the exercise by Energy Spectrum of its warrants to purchase 98,000 shares of Common Stock at an exercise price of $.01 per share and the payment by Energy Spectrum of an aggregate of $490 in consideration of such exercise price, the Company issued to Energy Spectrum 98,000 shares of Common Stock. The issuance of the shares of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, under
Section 4(2) thereof as a transaction not involving a public offering.

(c) On November 3, 1997, the Securities and Exchange Commission declared effective two Registration Statements on Form S-1 (Commission File Nos. 333-34451 and 333-39393) pursuant to which the Company registered the sale of an aggregate of 11,040,000 shares of Common Stock. The Offering commenced on November 4, 1997 and was concluded promptly thereafter by the sale of all 11,040,000 of the registered shares. The managing underwriters in the Offering were Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc., Prudential Securities Incorporated, Rauscher Pierce Refsnes, Inc. and Raymond James & Associates, Inc. Of the 11,040,000 shares of Common Stock registered in the Offering, 4,229,050 shares were sold by the Company for an aggregate offering price of $97,268,150 and an aggregate of 6,810,950 shares were sold by certain stockholders for an aggregate offering price of $156,651,850.

The following is a statement of expenses incurred by the Company in connection with the issuance and distribution of the securities described above.

                                                     AMOUNT
                                                     ------
Underwriting discounts and commissions             $6,565,600
Finders' fees                                               0
Securities Act registration fee                        70,534
NASD filing fee                                        17,600
Blue sky qualification fees and expenses                5,000*
Printing and engraving fees and expenses              300,000*
Legal fees and expenses                               300,000*
Accounting fees and expenses                          300,000*
Transfer agent and registrar fees and expenses          5,000*
American Stock Exchange listing fee                    50,000
Miscellaneous                                         151,866*
                                                   ----------
         TOTAL                                     $7,765,600
                                                   ==========

---------
*Estimate

                           PART II. OTHER INFORMATION

After deducting such expenses, the net proceeds to the Company from the Offering were $89.5 million.

Through November 30, 1997, the net proceeds received by the Company in the Offering have been used for the following purposes:

                                                                 AMOUNT
                                                                 ------
Purchase and installation of machinery and equipment          $ 8,094,262
Construction of plant, building and facilities                          0
Purchase of  real estate                                                0
Acquisitions of other businesses                                        0
Repayment of indebtedness                                      24,200,000
Working capital                                                         0
Payment to CIT in connection with warrant exercise                817,125
Temporary investments (1)                                      56,391,163

(1) Such funds are currently being invested in short-term instruments until they are required for the purposes described in the prospectus related to the Offering.

Such uses conform in all material respects to the uses described in the prospectus relating to the Offering.

None of the aforementioned expenses or uses of proceeds constituted direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         By written consent dated August 19, 1997, holders of an aggregate of 2,669,000 shares of Common Stock, representing 70.3% of the 3,794,000 shares of Common Stock then outstanding, adopted and approved the Restated Certificate of Incorporation in the form of Exhibit 3.1 to this Report.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K

Exhibits

           Exhibit
           Number   Description
           ------   -----------
            3.1     Restated Certificate of Incorporation of the Company
                    (incorporated by reference to Exhibit 3.1 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-34451)).

            3.2     Amended and Restated Bylaws of the Company, as adopted
                    August 19, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-34451)).

            9.1     Second Amended and Restated Stockholders and Voting
                    Agreement, dated as of October 16, 1997, by and among the Company and the several stockholders that are signatories thereto (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1 (Registration
                    No. 333-34451)).

            10.1    1997 Stock Option and Stock Award Plan of the Company
                    (incorporated by reference to Exhibit 10.1 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-34451)).

            10.2    Forms of Non-Qualified Stock Option Agreements under the
                    1997 Stock Option and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-34451)).

            10.3 Amended and Restated Registration Rights Agreement, dated as of April 30, 1997, by and among the Company and the stockholders of the Company that are signatories thereto
                    (incorporated by reference to Exhibit 10.3 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-34451)).

            10.4    First Amendment to Amended and Restated Registration Rights
                    Agreement, dated as of May 30, 1997, by and among the Company and the stockholders of the Company that are signatories thereto (incorporated by reference to Exhibit
                    10.4 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-34451)).

            10.5 Master Agreement, dated as of November 26, 1996, by and among the Company and the stockholders of the Company that are signatories thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form
                    S-1 (Registration No. 333-34451)).

            10.6 Master Drilling Agreement, dated as of December 10, 1996, by and among the Company, Chesapeake Energy Corporation and Chesapeake Operating, Inc. (incorporated by reference to
                    Exhibit 10.6 to the Company's Registration Statement on Form
                    S-1 (Registration No. 333-34451)).

                           PART II. OTHER INFORMATION


            10.7    Form of Chesapeake Drilling Agreement, by and between
                    Chesapeake Operating, Inc., as Operator, and the Company, as
                    Contractor (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration
                    No. 333-34451)).

            10.8 Option Agreement, dated as of December 10, 1996, by and between the Company and Chesapeake Energy Corporation
                    (incorporated by reference to Exhibit 10.8 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-34451)).

            10.9    Chesapeake Energy Corporation Option to Purchase Common
                    Stock of the Company, dated December 10, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-34451)).

            10.10 Securities Purchase Agreement, dated as of April 30, 1997, by and among the Company, Energy Spectrum Partners LP and Chesapeake Energy Corporation (the "April Securities
                    Purchase Agreement") (incorporated by reference to Exhibit
                    10.10 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-34451)).

            10.11 Form of Subordinated Note of the Company issued pursuant to the April Securities Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-34451)).

            10.12   Form of Series A Warrant to Purchase Common Stock of the
                    Company issued pursuant to the April Securities Purchase
                    Agreement (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration
                    No. 333-34451)).

            10.13   Form of Series B Warrant to Purchase Common Stock of the
                    Company issued pursuant to the April Securities Purchase
                    Agreement (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration
                    No. 333-34451)).

            10.14 Ward Drilling Company, Inc. Warrant to Purchase Common Stock of the Company, dated May 30, 1997 (incorporated by reference to Exhibit 10.14 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-34451)).

            10.15   Preferential Right to Transport Agreement, dated as of May
                    30, 1997, by and between the Company and Geronimo Trucking
                    Company (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration
                    No. 333-34451)).

            10.15.1 RR&T, Inc. Warrant to Purchase Common Stock of the Company,
                    dated May 1, 1997 (incorporated by reference to Exhibit
                    10.16 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-34451)).

                           PART II. OTHER INFORMATION


            10.16 Mike Mullen Warrant to Purchase Common Stock of the Company, dated May 1, 1997 (incorporated by reference to Exhibit
                    10.17 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-34451)).

            10.17   The CIT Group/Equipment Financing, Inc. Warrant to Purchase
                    Common Stock of the Company, dated December 10, 1996
                    (incorporated by reference to Exhibit 10.18 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-34451)).

            10.18 Loan and Security Agreement, dated as of May 1, 1997, by and among Fleet Capital Corporation, the Company and Trend
                    Drilling Co. (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-34451)).

            10.19   Amended and Restated Loan Agreement, dated as of May 1,
                    1997, by and among the CIT Group/Equipment Financing, Inc.
                    and Fleet Capital Corporation, as Lenders, and the Company and Trend Drilling Co., as Borrowers (incorporated by reference to Exhibit 10.20 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-34451)).

            10.20 Employment Agreement, dated as of December 10, 1996, by and between the Company and James E. Brown (incorporated by reference to Exhibit 10.21 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-34451)).

            10.21   Restricted Stock Award Agreement, dated as of December 10,
                    1996, by and between the Company and James E. Brown
                    (incorporated by reference to Exhibit 10.22 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-34451)).

            10.22 Employment Agreement, dated as of January 1, 1997, by and between the Company and Ed Jacob (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on
                    Form S-1 (Registration No. 333-34451)).

            10.23 Employment Agreement, dated as of July 16, 1997, by and between the Company and David E. Grose (incorporated by reference to Exhibit 10.24 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-34451)).

            10.24 Letter Agreement, dated as of August 20, 1997, by and between the Company and Chesapeake Energy Corporation
                    (incorporated by reference to Exhibit 10.25 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-34451)).

            10.25 Form of Indemnification Agreement to be entered into by the Company and each of the directors and certain officers of the Company in connection with the Offering (incorporated by reference to Exhibit 10.26 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-34451)).

                           PART II. OTHER INFORMATION

            10.26 Agreement and Plan of Merger, dated as of October 9, 1997, by and among DLB Oil & Gas, Inc., the Company, Bonray
                    Acquisition Corp. and Bonray Drilling Corporation
                    (incorporated by reference to Exhibit 10.27 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-34451)).

            10.27   1997 Non-Employee Directors' Stock Option Plan of the
                    Company (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration
                    No. 333-34451)).

            10.28   Form of Nonqualified Option Agreement under the 1997
                    Non-Employee Directors' Option Plan of the Company
                    (incorporated by reference to Exhibit 10.29 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-34451)).

            10.29 Registration Rights Agreement, dated as of October 16, 1997, by and among the Company, DLB Oil & Gas, Inc. and Donaldson,
                    Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.30 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-34451)).

            10.30 The Letter Agreement, dated as of October 3, 1997, by and between the Company and The CIT Group/Equipment Financing,
                    Inc. (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 (Registration
                    No. 333-34451)).

            10.31 Second Amended and Restated Registration Rights Agreement, dated as of October 30, 1997, by and among the Company and the stockholders of the Company that are signatories thereto
                    (incorporated by reference to Exhibit 10.32 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-34451)).

            11.1    Statement regarding computation of per share earnings.*

            27.1    Financial Data Schedule. *

(b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

-------------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BAYARD DRILLING TECHNOLOGIES, INC.



DATE  December 9, 1997                         /s/ James E. Brown
    -------------------------           --------------------------------------
                                        James E. Brown, Chairman, President and
                                                        Chief Executive Officer



DATE  December 9, 1997                         /s/ David E. Grose
    -------------------------           --------------------------------------
                                        David E. Grose, Vice President and
                                                        Chief Financial Officer

                               INDEX TO EXHIBITS


           EXHIBIT
           NUMBER                 DESCRIPTION
           ------                 -----------

            11.1    Statement regarding computation of per share earnings.*

            27.1    Financial Data Schedule.*



*  Filed Herewith