Form 10-K
period 1997-12-31
BAYARD DRILLING TECHNOLOGIES INC
filed 1998-03-31
CIK 1044478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 001-13553

                             ---------------------

                       BAYARD DRILLING TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      73-1508021
       (State or other jurisdiction of                        (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                     4005 NORTHWEST EXPRESSWAY, SUITE 550E
                         OKLAHOMA CITY, OKLAHOMA 73116
                    (Address of Principal Executive Offices)

                                 (405) 840-9550
              (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(b) of the act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY USING THE LAST REPORTED SALE PRICE OF REGISTRANT'S COMMON STOCK AS OF MARCH 27, 1998, WAS $220,218,001.

     The number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 1998, was:

         18,183,945 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

     The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Registrant's 1998 Annual Meeting of Stockholders.
================================================================================

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Bayard Drilling Technologies, Inc. ("Bayard" or the "Company") is a leading provider of contract land drilling services to major and independent oil and gas companies. As of December 31, 1997, the Company's rig fleet consisted of 63 rigs, of which 51 were being marketed and 12 were to be refurbished and are expected to be placed in operation within the next 18 months.

     The Company's fleet consists primarily of rigs capable of deep drilling applications (well depths of 15,000 feet or greater). The Company believes that deep drilling targets are more attractive to oil and gas companies due to new technologies, including (i) three-dimensional seismic techniques, (ii) increasingly accurate down hole measurement devices and (iii) improved guidance systems and directional drilling motors for horizontal and directional wells. Examples of currently active deep drilling areas include the Tuscaloosa trend in Louisiana, the Pinnacle Reef trend in East Texas, the Anadarko and Arkoma basins in Oklahoma and the Austin Chalk in Texas and Louisiana.

     The Company's fleet includes 47 rigs capable of drilling to depths of 15,000 feet or greater, 31 of which are capable of drilling to depths of 20,000 feet or greater. Of these 47 rigs, 31 are diesel electric silicon controlled rectifier ("SCR") rigs, which offer operators superior control and efficiency, particularly in deep, directional or horizontal applications.

     The Company's fleet is concentrated in its two core operating regions -- the Mid-Continent region (which includes principally Oklahoma, North Texas and the Texas Panhandle) and the Gulf Coast region of Texas, Louisiana, Mississippi and Alabama. At December 31, 1997, the Company had 37 rigs marketed in Oklahoma and was the most active land drilling contractor in the state. The Company's rigs operating in the Mid-Continent region are generally capable of drilling to depths of 10,000 feet or greater and are marketed by the Company to meet the specific well depth and mobility needs of producers in that region. At December 31, 1997, the Company had 14 rigs marketed in the Gulf Coast region, including 12 diesel electric SCR rigs.

     Except as otherwise indicated, all rig data includes the six rigs acquired from Roy T. Oliver Drilling, Inc. ("R.T. Oliver") in a transaction completed in January 1998 (the "Oliver Acquisition").

     This annual report contains forward-looking statements and information that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this annual report are forward-looking statements, including but not limited to statements identified by the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions. Such statements reflect the Company's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions, including but not limited to those described elsewhere herein in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. The Company does not intend to update these forward-looking statements and information. All forward-looking statements included in this annual report are expressly qualified in their entirety by the cautionary statements in this paragraph.

FORMATION AND OTHER TRANSACTIONS

  Consolidation Transactions.

     The Company was formed in December 1996 through a series of affiliated entity transactions in which the Company became the successor to Anadarko Drilling Company ("Anadarko"), the contract drilling subsidiary of privately held AnSon Partners Limited Partnership (together with its affiliates, "APLP"). In connection with the formation of the Company (i) APLP contributed ten drilling rigs, including two rigs requiring refurbishment, for shares of the Company's common stock, par value $0.01 per share ("Common

Stock"), (ii) Roy T. Oliver and related entities exchanged six additional drilling rigs for shares of Common Stock, (iii) Energy Spectrum Partners LP ("Energy Spectrum") contributed cash for shares of Common Stock and (iv) Chesapeake Energy Corporation ("Chesapeake") entered into drilling contracts with two-year terms for six of the Company's rigs in consideration for an option to purchase shares of Common Stock (together, the "Formation Transactions"). Since the Formation Transactions, the Company has enhanced its original fleet through acquisitions and refurbishment of rigs as described below.

     Trend Acquisition. In May 1997, the Company completed the acquisition of Trend Drilling Co. and its 14 rigs ("Trend") for $18 million in cash and 250,000 shares of Common Stock (the "Trend Acquisition").

     Ward Acquisition. Also in May 1997, the Company acquired the assets of Ward Drilling Company, Inc. including six drilling rigs ("Ward") for $8 million in cash, 400,000 shares of Common Stock and warrants to purchase an additional 200,000 shares of Common Stock (the "Ward Acquisition").

     Bonray Acquisition. In October 1997, the Company acquired Bonray Drilling Corporation ("Bonray") from DLB Oil & Gas, Inc. ("DLB") for 3,015,000 shares of Common Stock (the "Bonray Acquisition"). In the Bonray Acquisition, the Company acquired 13 rigs, including seven rigs with depth capacities of 15,000 feet or greater and two diesel electric SCR rigs.

     Individual Rig Acquisitions. In addition to the Trend, Ward and Bonray Acquisitions, prior to the Initial Public Offering (as defined herein), the Company invested $5.5 million to acquire six rigs in five transactions involving purchases of individual rigs or rig components (the "Individual Rig Acquisitions" and, together with the Formation Transactions, the Trend Acquisition, the Ward Acquisition and the Bonray Acquisition, the "Consolidation Transactions"). In August 1997, the Company sold one rig.

  Initial Public Offering.

     In November 1997, the Company completed an initial public offering (the "Initial Public Offering") of 11,040,000 shares of Common Stock. Of the total shares sold in the Initial Public Offering, the Company sold 4,229,050 shares of Common Stock and certain shareholders sold 6,810,950 shares of Common Stock.

  Refurbishment.

     The Consolidation Transactions included a number of rigs in need of refurbishment. From January 1, 1997 through December 31, 1997, the Company completed refurbishment of 13 rigs at an average cost of approximately $2.6 million per rig (including drill pipe). These rigs were placed in service at various dates between January and December 31, 1997. The Company completed refurbishment of two rigs during the first quarter of 1998. At December 31, 1997, the Company had twelve additional rigs (including six rigs acquired in the Oliver Acquisition) at various stages of refurbishment. The Company anticipates placing four of such rigs in service during 1998, as market conditions warrant. The Company expects the cost to refurbish these four rigs to average approximately $4.2 million per rig (including drill pipe). See -- "Drilling Equipment and Supplies -- Rig Fleet."

  Recent Acquisitions.

     Since the Consolidation Transactions and the Initial Public Offering and prior to December 31, 1997, the Company agreed to purchase six additional rigs from R. T. Oliver for approximately $14 million in cash. The Oliver Acquisition was completed on January 9, 1998. The Company expects to refurbish and purchase complementary equipment, including drill pipe, for these rigs at a cost of $28.6 million. Additionally, since the Initial Public Offering, the Company has decided to refurbish three additional rigs, one of which was purchased for approximately $54,000 and two of which were assembled from inventoried components, bringing the Company's rig fleet total to 63 rigs, of which 51 are being marketed.

BUSINESS STRATEGY

     The Company believes that growth in earnings and cash flow can be achieved by pursuing the following business strategy:

     Operating a Technologically Advanced Rig Fleet. The Company has assembled its existing rig fleet, and will pursue further acquisitions, with the goal of operating one of the most technologically sophisticated land drilling fleets in the United States. Many of the Company's rigs include engines, pumps and drilling mud systems that represent the best drilling technology available and that the Company believes offer greater efficiencies for customers than many of the rigs available from its competitors. For example, by deploying its diesel electric SCR rigs with two or three high horsepower pumps and top drive drilling systems in challenging deep and horizontal drilling situations, the Company believes that it can reduce its customers' overall drilling costs, thus securing and enhancing its relationships with some of the most active operators in the domestic market. The Company is committed to making the capital investments required to maintain the technological sophistication and operational efficiencies of its fleet.

     Developing Deep Drilling Capabilities. The Company believes demand has been particularly strong for rigs capable of drilling deeper, more complex wells, including 1,500 horsepower and larger rigs, and has focused, and will continue to focus, on acquiring rigs with these capabilities. Management believes that demand and utilization rates for these types of rigs, particularly SCR rigs, will remain higher than for rigs with lesser depth capacities due to their greater operational flexibility and efficiency. At December 31, 1997, 75% of the Company's rig fleet (47 rigs) had deep drilling capability (15,000 feet or greater).

     Focusing on Core Markets. The Company believes that its strong asset position and operating expertise in the Mid-Continent and Gulf Coast regions enable it to achieve operating efficiencies and to provide premium service to its customers in these markets. The Company is the largest provider of drilling rigs in Oklahoma and is among the largest operators of deep rigs in the onshore Gulf Coast region.

     Developing and Maintaining Relationships with Operators. In order to maximize the utilization rate of its rig fleet and to minimize exposure to market downturns, the Company seeks to maintain and build relationships with operators committed to active domestic drilling programs. The Company's largest current customers include Apache Corporation, Chesapeake, Enron Oil and Gas Company, Marathon Oil Company, Sonat Exploration Company, Union Pacific Resources Corporation and Unocal. Each of these companies was among the most active onshore operators in the United States during the last three years. During the year ended December 31, 1997, the three largest customers for the Company's contract drilling services were Chesapeake, Union Pacific Resources Corporation and Sonat Exploration which accounted for approximately 32%, 12% and 8% of total revenues, respectively. See "Customers and Marketing."

     Acquiring and Refurbishing Additional Rigs and Related Equipment. The Company intends to continue acquiring additional rigs and related equipment, including top drive drilling systems. Additionally, the Company has experience in the acquisition of component parts from which rigs can be assembled or refurbished and intends to continue to seek opportunities for the expansion and enhancement of its rig fleet by such means. Since its formation and through December 31, 1997, the Company has acquired 47 land rigs (net of sales) in ten transactions.

DRILLING EQUIPMENT AND SUPPLIES

     A land drilling rig consists of various components, including engines, drawworks, a derrick or mast, substructure, pumps to circulate drilling fluid, blowout preventers, drill pipe and related equipment. The actual drilling capacity of a rig may be more or less than its rated drilling capacity due to numerous factors, including the length of its drill pipe and the drilling conditions of any particular well. The intended well depth and the drill site conditions determine the rig, drill pipe length and other equipment needed to complete a well. The Company's rigs can be relocated to areas where demand, well specifications and day rates allow for maximization of gross operating margins and utilization. Generally, land rigs operate with crews of five to six persons.

     As of December 31, 1997, the Company's fleet included 31 rigs that are diesel electric SCR rigs and 32 that are mechanical rigs. Mechanical rigs utilize diesel engines to produce power that is transferred to drilling equipment, such as drawworks and pumps, by way of a compound consisting of a series of chains, sprockets and pneumatic clutches. SCR rigs employ diesel engines that generate alternating current electricity, which is converted and transferred into amps as alternating current or direct current electricity, which in turn drives electric motors powering the drilling equipment. The Company believes that SCR rigs offer a number of advantages over mechanical rigs. SCR rigs enable flexible power distribution to selected individual drilling equipment components, providing for more precise drilling control and efficient operation. SCR rigs are also quieter and safer because the diesel engines are typically located away from the rig floor and well bore, allowing for better communication among rig crews. SCR rigs are also more easily adapted to the use of top drive drilling systems, which are typically electrically powered. The Company has developed a fleet that uses the advanced drilling technology of diesel electric SCR rigs to provide greater efficiencies to its customers, especially in deep drilling, horizontal and directional applications, and uses mechanical rigs primarily in areas such as the Mid-Continent region where operators target shallower well depths and require more frequent mobility.

     In addition to its SCR rigs, the Company has focused its acquisitions on rigs with efficient and flexible drilling mud systems as well as high horsepower drawworks and mud pumps, features which give the Company a competitive advantage in attracting premium jobs with customers engaged in multi-well horizontal drilling programs. The majority of the Company's rigs employ diesel engines manufactured by Caterpillar, Inc. as the rigs' main power sources. The Company believes that such engines are lighter and more fuel efficient than other available engines, thus saving the Company and its customers money in terms of lower trucking costs and reduced fuel consumption.

     Finally, the Company has begun equipping certain of its deep drilling rigs with top drive drilling systems. Top drives provide the Company's customers with greater control in transferring horsepower to the bit, precise orientation of drilling tools while drilling complex directional wells, and reduced incidence of stuck drill pipe in high risk areas. Moreover, top drives enable the contractor to drill in 90 foot sections (as opposed to conventional 45 foot sections), a capability which reduces connection time, and is safer for rig employees and equipment during tubular handling operations and in well control situations. Currently, the Company has four rigs equipped with top drives and anticipates the purchase of additional top drives.

                                   RIG FLEET

     The following table identifies certain information as of December 31, 1997 regarding the rigs owned and operated by the Company.

       DEPTH                                                     HORSEPOWER
RIG   CAPACITY                                   RIG       -----------------------         CURRENT            CURRENT
NO.    (FT.)            DRAWWORKS(2)           TYPE(1)     DRAWWORKS(2)   TOTAL(3)         OPERATOR          STATUS(4)
---   --------          ------------          ----------   ------------   --------         --------          ---------
 GULF COAST REGION:
21     30,000    Continental Emsco C-3           SCR          3,000        4,400     UPR                    Working
11     25,000    Mid Continent U-1220-EB         SCR          2,500        3,600     Chesapeake             Working
12     25,000    Mid Continent U-1220-EB         SCR          2,500        3,600     Chesapeake             Working(6)
14     25,000    Mid Continent U-1220-EB         SCR          2,500        3,600     Chesapeake             Working
15     25,000    Mid Continent U-1220-EB         SCR          2,500        3,600                            Available
16     25,000    Mid Continent U-1220-EB(5)      SCR          2,500        3,600                            Available
17     25,000    Mid Continent U-1220-EB         SCR          2,500        3,600     UPR                    Working
18     25,000    Mid Continent U-1220-EB(5)      SCR          2,500        3,600     Chesapeake             Working(6)
22     25,000    National 1320-UE(5)             SCR          2,000        3,300     Chesapeake             Working
23     25,000    Gardner Denver 1500-E(5)        SCR          2,000        3,600     Chesapeake             Working
40     25,000    National 1320-UE                SCR          2,000        3,300     UPR                    Working
 7     20,000    Mid Continent U-914-C        Mechanical      1,500        2,700     Cabot                  Working
20     20,000    Oilwell 840-E                   SCR          1,500        2,700     UPR                    Working
 4     18,000    Mid Continent U-712-A        Mechanical      1,200        2,700     Chesapeake             Working(6)

       DEPTH                                                     HORSEPOWER
RIG   CAPACITY                                   RIG       -----------------------         CURRENT            CURRENT
NO.    (FT.)            DRAWWORKS(2)           TYPE(1)     DRAWWORKS(2)   TOTAL(3)         OPERATOR          STATUS(4)
---   --------          ------------          ----------   ------------   --------         --------          ---------
 MID-CONTINENT REGION:
10     25,000    Mid Continent U-1220-EB         SCR          2,500        3,600     Apache                 Working
52     25,000    National 1320-M              Mechanical      2,000        2,700     Avalon                 Working
63     25,000    Gardner Denver 1500-E           SCR          2,000        3,300     St. Mary Operating     Working
19     20,000    Continental Emsco C-1           SCR          1,500        2,700     Burlington             Working
35     20,000    National 110-UE                 SCR          1,500        3,300     Vastar                 Working
36     20,000    National 110-M               Mechanical      1,500        2,700     Sonat                  Working
46     20,000    BDW 1350                     Mechanical      1,500        2,900     Marathon               Working
59     20,000    Oilwell 860                  Mechanical      1,500        2,700     Sanguine               Working
60     20,000    National 1320-M              Mechanical      2,000        2,700     Sanguine               Working
61     20,000    National 110-M               Mechanical      1,500        2,700     Sanguine               Working
62     20,000    Mid Continent U914              SCR          1,500        2,700     Marshall               Working
 5     16,000    Gardner Denver 800           Mechanical      1,000        2,900     Anadarko               Working
 8     16,000    National 80-B                Mechanical      1,000        1,650     Chesapeake             Working
31     16,000    Gardner Denver 800-E            SCR          1,000        2,200     Anadarko               Working
32     16,000    BDW 800 MI                   Mechanical      1,000        1,650     Sonat                  Working
33     16,000    Brewster N-46                Mechanical      1,000        2,000     Sonat                  Working
34     16,000    Ideco E-900                     SCR            900        1,800     Chesapeake             Working
39     16,000    Ideco E-900                     SCR            900        2,350     Sonat                  Committed(7)
47     16,000    Ideco H-900                  Mechanical        900        1,650     Sonat                  Committed(7)
51     16,000    Oilwell 760                  Mechanical      1,000        1,650     Lincoln Petroleum      Working
42     15,000    Gardner Denver 700           Mechanical        800        1,650     Ward                   Working
44     15,000    Gardner Denver 700           Mechanical        800        1,650     Enron                  Working
26     14,000    National 610                 Mechanical        750        1,650     ONEOK                  Working
29     13,000    Continental Emsco D-2        Mechanical        750        1,450     Sonat                  Working
38     13,000    Mid Continent U-36A          Mechanical        600        1,650                            Available
41     13,000    Mid Continent U-36A          Mechanical        600        1,650                            Available
 9     12,000    Gardner Denver 500           Mechanical        650        2,250     Apache                 Working
43     12,000    Superior 700                 Mechanical        650        1,450     Vintage                Working
45     12,000    Gardner Denver 500           Mechanical        650        1,450     Anadarko               Working
53     12,000    Unit U-40                    Mechanical        850        1,650     Avalon                 Working
57     12,000    National 55                  Mechanical        550        2,000                            Repairing
58     12,000    Ideco 750                    Mechanical        750        1,650                            Repairing
28     11,000    BDW 650                      Mechanical        650        1,350     Valence                Working
37     11,000    Gardner Denver 500           Mechanical        650        1,900     Lomak                  Working
30     10,000    Brewster N-42                Mechanical        550        1,725     Cross Timbers          Working
56     10,000    Cooper LTD 750               Mechanical        750        1,550     RC Taylor              Working
55      7,500    Cooper LTD 550               Mechanical        550        1,400                            Repairing
CONSTRUCTION PROJECTS:
24     25,000    National 1320-UE                SCR          2,000        3,960                            Refurbishing
68     25,000    Continental Emsco C-2           SCR          2,000        3,975                            Refurbishing
69     25,000    Mid Continent U-1220-EB         SCR          2,500        3,975                            Refurbishing
50     20,000    BDW 1350                        SCR          1,500        2,700                            Refurbishing
65     20,000    Oilwell E-2000                  SCR          2,000        3,975                            Refurbishing
66     20,000    Oilwell 840-E                   SCR          1,500        3,975                            Refurbishing
67     20,000    Oilwell 840-E                   SCR          1,500        3,975                            Refurbishing
27     16,000    National 80-B                   SCR          1,000        1,650                            Refurbishing
48     16,000                                    SCR          1,000        2,280                            Refurbishing
49     16,000                                    SCR          1,000        2,280                            Refurbishing
64     16,000    Ideco E-1200                    SCR          1,200        2,280                            Refurbishing
54     10,000    National 50-A                Mechanical        450          900                            Refurbishing

---------------

(1) "SCR" denotes a diesel electric silicon controlled rectifier rig. "Mechanical" denotes a mechanical rig powered by diesel engines.

(2) Drawworks horsepower represents the amount of input power required to achieve the maximum hoisting capability of the drawworks.

(3) Total horsepower represents the maximum horsepower produced by a rig's diesel engines for consumption by the drilling equipment.

(4) Due to a recent decline in oil prices, the utilization of the Company's rigs has decreased to some extent from the level as of December 31, 1997 that is indicated by this chart.

(5) Rigs 16, 18, 22 and 23 in the Gulf Coast region are each equipped with National PS350/500 top drives.

(6) Subsequent to December 31, 1997, Chesapeake has released rigs 4, 12 and 18. See - "Customers and Marketing."

(7) Rig 39 commenced operations in March 1998 and rig 47 commenced operations in January 1998.

     Drilling rigs and related equipment deteriorate over time unless they are operated and maintained properly. The Company strives to keep its drilling rigs well maintained and technologically competitive. An active maintenance program during the life of a drilling rig permits the maintenance, replacement and upgrading of its components on an individual basis. Over the life of a typical drilling rig, major components, such as engines, pumps, drawworks and drill pipe, are replaced or rebuilt on a periodic basis as required while other components, such as the mast and substructure, can be utilized for extended periods of time with proper maintenance.

     There is a general shortage of certain drilling equipment and supplies used in the Company's business and the Company believes these shortages may intensify. Because, until recent years, the land drilling industry was characterized by an oversupply of land rigs, rig manufacturers have generally focused on the production of more expensive offshore rigs and rig equipment. As a result, most rig manufacturers are not currently building new land rigs and those manufacturers that are building new land rigs and components charge premium prices (approximately $13 million for a new 2,000 horsepower rig) and require that orders be placed at least 120 days in advance of requested delivery. The limited availability of new rigs and equipment has caused land rig owners and operators, including the Company, to maintain and enhance their fleets primarily through acquisitions and refurbishments using previously manufactured rig components and equipment. As the land drilling industry continues to refurbish rigs using existing components and equipment, the available supply of such components and equipment continues to deplete. Additionally, a shortage of drill pipe in the contract drilling industry has caused the price of drill pipe to increase by more than 54% over the past 24 months and has required orders for new drill pipe to be placed at least one year in advance of expected use. The Company has established arrangements to meet its current needs for certain necessary drilling equipment and supplies, including drill pipe, on satisfactory terms, but there can be no assurance that it will continue to be able to do so. Accordingly, there can be no assurance that the Company will not experience shortages of, or material price increases in, drilling equipment and supplies, including drill pipe, in the future. Any such shortages could delay and adversely affect the Company's ability to refurbish its inventory of rigs and obtain contracts for its marketed rigs.

CONTRACT DRILLING OPERATIONS

     The Company's drilling rigs are employed under individual contracts, which extend either over a stated period of time or the time required to drill a well or a number of wells. Drilling contracts are obtained through either a competitive bidding process or as a result of direct negotiations with customers. Terms of the Company's drilling contracts vary based on factors such as the complexity and risk of operations, on-site drilling conditions, type of equipment used and the anticipated duration of the work to be performed. Contracts are typically entered into on a single well basis and obligate the Company to pay certain operating expenses, including wages of drilling personnel, maintenance expenses and costs for incidental rig supplies, equipment and local office facilities. Contracts generally are subject to termination by the customer on short notice, but are sometimes written on a firm basis for a specified number of wells or years. The Company has ongoing relationships with a number of customers that often engage a specific rig for the drilling of consecutive wells.

     At December 31, 1997, all of the Company's marketed rigs were operating under daywork contracts except three rigs, which were operating under footage contracts. The Company and its predecessors in the past have performed drilling services under turnkey contracts and the Company may do so again in the future.

Revenues from daywork contracts accounted for approximately 96% of total drilling revenues (excluding mobilization revenues) during the year ended December 31, 1997, with the remainder from footage contracts.

     Daywork Contracts. Under daywork contracts, the Company provides a drilling rig with required personnel to the operator, who supervises the drilling of the well. The Company is paid based on a negotiated fixed rate per day while the rig is utilized. The rates for the Company's services depend on market and competitive conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographic area involved and other variables. Lower rates may be paid when the rig is in transit, or when drilling operations are interrupted or restricted by equipment breakdowns, actions of the customer or adverse weather conditions or other conditions beyond the control of the Company. In addition, daywork contracts typically provide for a lump sum fee for the mobilization and demobilization of the drilling rig. Daywork drilling contracts generally specify the type of equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of out-of-pocket costs of drilling and the Company generally bears no part of the usual capital risks associated with oil and gas exploration (such as time delays for various reasons, including stuck drill pipe and blowouts).

     Footage and Turnkey Contracts. Under footage contracts, the Company is paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. The Company pays more of the out-of-pocket costs associated with footage contracts compared to daywork contracts. Under turnkey contracts, the Company contracts to drill a well to an agreed depth under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. The Company provides technical expertise and engineering services, as well as most of the equipment required for the well, and is compensated when the contract terms have been satisfied. Turnkey contracts afford an opportunity to earn a higher return than would normally be available on daywork or footage contracts if the contract can be completed successfully without complications.

     The risks to the Company under footage and turnkey contracts are substantially greater than under daywork contracts because the Company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including risk of blowout, loss of hole, lost or damaged drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel.

CUSTOMERS AND MARKETING

     The Company's customers include major oil companies and independent oil and gas producers. During the year ended December 31, 1997, the three largest customers for the Company's contract drilling services were Chesapeake, Union Pacific Resources Corporation and Sonat Exploration, which accounted for approximately 32%, 12% and 8% of total revenues, respectively. Chesapeake recently announced that it was reducing its drilling program in the Gulf Coast Region, an area in which it utilizes a number of the Company's rigs. In late 1997, Chesapeake released two rigs under contract with the Company and has subsequently released three additional rigs it was using in the Gulf Coast region. As of March 27, 1998, Chesapeake continued to utilize five of the Company's rigs; however, there can be no assurance that Chesapeake or any of the Company's other principal customers will continue to employ the Company's services or that the loss of any of such customers or adverse developments affecting any of such customers would not have a material adverse effect on the Company's financial condition and results of operations.

     The Company enters into informal, nonbinding commitments with many of its customers to provide drilling rigs for future periods at agreed upon rates plus fuel and mobilization charges, if applicable, and escalation provisions. This practice is customary in the land drilling business during times of tightening rig supply. Although neither the Company nor the customer is legally required to honor these commitments, the Company strives to satisfy such commitments in order to maintain good customer relations.

     The Company's sales force consists of industry professionals with significant land drilling sales experience who utilize industry contacts and available public data to determine how to most appropriately market available rigs.

     Chesapeake Drilling Agreements. In December 1996 in connection with the Formation Transactions, Chesapeake and its operating subsidiary (collectively referred to in this discussion as "Chesapeake") entered into drilling contracts (the "Chesapeake Drilling Agreements") with the Company pursuant to which Chesapeake agreed to engage six of the Company's rigs for two-year terms. For the year ended December 31, 1997, the Company recognized aggregate revenues of $10.9 million from the Chesapeake Drilling Agreements.

     Under the terms of the Chesapeake Drilling Agreements, the standard day rates were subject to upward, but not downward, adjustment annually in November to the average then-current market rates for the areas of operation, less $100 per day. The Company and Chesapeake were required to consider such adjustment each November during the term of the particular Chesapeake Drilling Agreement and if no agreement could be timely reached as to the appropriate rate adjustment, the Company had the option to terminate the contract for such rig at the conclusion of operations at the well then being drilled. In December 1997, the Company and Chesapeake were unable to agree on an appropriate rate adjustment, so the Company exercised its option to terminate the Chesapeake Drilling Agreements. At March 27, 1998, three of the Company's six rigs formerly covered by the Chesapeake Drilling Agreements remained under contract with Chesapeake on a well-to-well basis.

INDUSTRY FACTORS

     The Company's revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of domestic oil and gas exploration and development activity. Such activity and the resulting level of demand for contract land drilling and related services are directly influenced by many factors over which the Company has no control. Such factors include, among others, the market prices of oil and gas, market expectations about future prices, the volatility of such prices, the cost of producing and delivering oil and gas, government regulations and trade restrictions, local and international political and economic conditions, levels of production by, and other activities of, the Organization of Petroleum Exporting Countries and other oil and gas producers, the development of alternate energy sources and the long-term effects of worldwide energy conservation measures. Substantial uncertainty exists as to the future level of oil and gas exploration and development activity. There can be no assurance that the current level of oil and gas exploration and development activity will be maintained or that demand for the Company's contract drilling services will reflect the level of such activity.

     Historically, the contract drilling industry has been cyclical, with significant volatility in profitability and rig values. This industry cyclicality has been due to changes in the level of domestic oil and gas exploration and development activity and the available supply of drilling rigs. The market for contract land drilling services has generally been depressed since 1982, when oil and gas prices began to weaken following a period of significant increase in new drilling rig capacity. Since that time and except during occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry, including the geographic areas in which the Company operates.

     Although the Company believes that improved technologies and stable oil and gas prices contributed to increased activity in the exploration and production sector during 1997, there has been a general decline in oil and gas prices in recent months and there can be no assurance that such decline will not continue. The recent decline in oil prices has caused the Company's rig utilization rates to decrease in recent periods. In addition, ongoing movement or reactivation of land drilling rigs (including the movement of rigs from outside the United States into domestic markets) or new construction of drilling rigs could increase rig supply and adversely affect contract drilling rates and utilization levels. The Company cannot predict the future level of demand for its contract drilling services and resulting rig utilization rates, future conditions in the contract drilling industry or future contract drilling rates.

     Increases in both onshore and offshore domestic oil and gas exploration and production since 1995 and resultant increases in contract drilling activity have created a shortage of qualified drilling rig personnel in the industry. If the Company is unable to attract and retain sufficient qualified operating personnel, its ability to market and operate its drilling rigs will be restricted. In addition, labor shortages could result in wage increases, which could reduce the Company's operating margins and have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION

     The contract drilling industry is a highly competitive and fragmented business characterized by high capital and maintenance costs. As a result, even though the Company has the fifth largest active land drilling rig fleet in the United States, the Company believes that such fleet represents a market share of approximately 6% of the domestic land drilling industry. Drilling contracts are usually awarded through a competitive bid process and, while the Company believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services, price and rig availability are the primary factors in determining which contractor is awarded a job. Certain of the Company's competitors have greater financial and human resources than the Company, which may enable them to better withstand periods of low rig utilization, to compete more effectively on the basis of price and technology, to build new rigs or acquire existing rigs and to provide rigs more quickly than the Company in periods of high rig utilization.

     Competition in the market for drilling rigs has caused substantial increases in the acquisition prices paid for rigs in recent months. Such competition could adversely affect the Company's growth strategy if it is unable to purchase additional drilling rigs or related equipment on favorable terms.

OPERATING HAZARDS AND INSURANCE

     The Company's operations are subject to many hazards inherent in the land drilling business, including, for example, blowouts, cratering, fires, explosions, loss of well control, loss of hole, damaged or lost drill strings and damage or loss from inclement weather. These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, suspension of drilling operations, or substantial damage to the environment, including damage to producing formations and surrounding areas. Generally, the Company seeks to obtain indemnification from its customers by contract for certain of these risks. To the extent not transferred to customers by contract, the Company seeks protection against certain of these risks through insurance, including property casualty insurance on its rigs and drilling equipment, commercial general liability and commercial contract indemnity, commercial umbrella and workers' compensation insurance.

     The Company's insurance coverage for property damage to its rigs and drilling equipment is based on the Company's estimate of the cost of comparable used equipment to replace the insured property. There is a deductible per occurrence on rigs and equipment of $500,000.

     The Company's third party liability insurance coverage under the general policy is $1 million per occurrence, with a self-insured retention of $100,000 per occurrence. The commercial umbrella policy has a self-insured retention of $10,000 per occurrence with coverage of $5 million per occurrence. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and gas industry, by changes in such laws and by changes in administrative regulations. Although significant capital expenditures may be required to comply with such laws and regulations, to date, such compliance costs have not had a material adverse effect on the earnings or competitive position of the Company. In addition, the Company's operations are vulnerable to risks arising from the numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

  Environmental Regulation

     The Company's activities are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and the preservation of natural resources. Such laws and regulations concern, among other things, air emissions, the containment, disposal and recycling of waste materials, and reporting of the storage, use or release of certain chemicals or hazardous substances. Numerous federal and state environmental laws regulate drilling activities and impose liability for discharges of waste or spills, including those in coastal areas. The Company has conducted drilling activities in or near ecologically sensitive areas, such as wetlands and coastal environments, which are subject to additional regulatory requirements. State and federal legislation also provide special protections to animal and marine life that could be affected by the Company's activities. In general, under various applicable environmental programs, the Company may potentially be subject to regulatory enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. The Company may also be subject to liability for natural resource damages and other civil claims arising out of a pollution event.

     Except for the handling of solid wastes directly generated from the operation and maintenance of the Company's drilling rigs, such as waste oils and wash water, it is the Company's practice to require its customers to contractually assume responsibility for compliance with environmental regulations. Laws and regulations protecting the environment have become more stringent in recent years, and may, in certain circumstances, impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or adoption of new requirements could have a material adverse effect on the Company.

     Environmental regulations that affect the Company's customers also have an indirect impact on the Company. Increasingly stringent environmental regulation of the oil and gas industry has led to higher drilling costs and a more difficult and lengthy well permitting process.

     The primary environmental statutory and regulatory programs that affect the Company's operations include the following:

     Oil Pollution Act and Clean Water Act. The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to spills or discharges of hazardous substances or oil into navigable waters. Under OPA, a person owning or operating a facility or equipment (including land drilling equipment) from which there is a discharge or threat of a discharge of oil into or upon navigable waters and adjoining shorelines is liable, regardless of fault, as a "responsible party" for removal costs and damages. Federal law imposes strict, joint and several liability on facility owners for containment and clean-up costs and certain other damages, including natural resource damages, arising from a spill.

     The United States Environmental Protection Agency ("EPA") is also authorized to seek preliminary and permanent injunctive relief and, in certain cases, criminal penalties and fines. State laws governing the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. In the event that a discharge occurs at a well site at which the Company is conducting drilling or pressure pumping operations, the Company may be exposed to claims that it is liable under the CWA or similar state laws.

     Certain of the Company's operations are also subject to EPA regulations, including regulations that require the preparation and implementation of spill prevention control and countermeasure ("SPCC") plans to address the possible discharge of oil into navigable waters. Where so required, the Company has SPCC plans in place.

     Superfund. The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended ("CERCLA"), also known as the "Superfund" Law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include (i) the current owner and operator of a facility from which hazardous substances are released, (ii) owners and operators of a facility at the time any hazardous substances were disposed,
(iii) generators of hazardous substances who arranged for the disposal or treatment at or transportation to such facility of hazardous substances and (iv) transporters of hazardous substances to disposal or treatment facilities selected by them. The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which hazardous substances have been released. To date, however, the Company has not been named a potentially responsible party under CERCLA or any similar state Superfund laws.

     Hazardous Waste Disposal. The Company's operations involve the generation or handling of materials that may be classified as hazardous waste and subject to the federal Resource Conservation and Recovery Act and comparable state statutes. The EPA and various state agencies have limited the disposal options for certain hazardous and nonhazardous wastes and is considering the adoption of stricter handling and disposal standards for nonhazardous wastes.

     As part of the Bonray Acquisition, the Company acquired an equipment yard, which may require certain expenditures or remedial actions for the removal or cleanup of contamination. In exchange for a $1 million cash payment to the Company at closing, the Company did not require DLB to indemnify the Company with respect to such expenditures or remedial actions. While the Company has not determined whether and to what extent such expenditures or remedial actions may be necessary or advisable, based on the presently available information, the Company does not believe that such expenditures will exceed $1 million. Management believes that the Company and its operations are in material compliance with applicable environmental laws and regulations.

  Health and Safety Matters

     The Company's facilities and operations are also governed by laws and regulations, including the federal Occupational Safety and Health Act ("OSHA"), relating to worker health and workplace safety. As an example, the Occupational Safety and Health Administration has issued the Hazard Communication Standard ("HCS") requiring employers to identify the chemical hazards at their facilities and to educate employees about these hazards. HCS applies to all private-sector employers, including the oil and gas exploration and producing industry. HCS requires that employers assess their chemical hazards, obtain and maintain certain written descriptions of these hazards, develop a hazard communication program and train employees to work safely with the chemicals on site. Failure to comply with the requirements of the standard may result in administrative, civil and criminal penalties. The Company believes that appropriate precautions are taken to protect employees and others from harmful exposure to materials handled and managed at its facilities and that it operates in substantial compliance with all OSHA regulations. While it is not anticipated that the Company will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, the Company is unable to predict the ultimate cost of compliance with these changing regulations.

FACILITIES AND OTHER PROPERTY

     The Company leases approximately 7,500 square feet of office space for its principal executive offices in Oklahoma City, Oklahoma at a cost of approximately $7,000 per month and leases approximately 5,000 square feet of office and warehouse space and ten acres of land in El Reno, Oklahoma for $2,000 per month. In addition, the Company owns approximately ten acres of land in El Reno, Oklahoma and five acres of land in Weatherford, Oklahoma that it uses for rig storage and maintenance. The Company has negotiated the lease of a facility in Houston, Texas that includes approximately 5,000 square feet of warehouse space and 1,300 square feet of office space. As part of the Bonray Acquisition, the Company acquired approximately 40 acres of land in Oklahoma City with facilities including 3,600 square feet of office space, an 8,000 square foot repair shop and three warehouses. The Company considers all of its facilities to be in good operating condition and adequate for their present uses.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 935 employees, of which approximately 120 were salaried and approximately 815 were employed on an hourly basis. None of the Company's employees are represented by any collective bargaining unit. Management believes that the Company's relationship with its employees is good.

ITEM 3. LEGAL PROCEEDINGS

     Three purported class action lawsuits have been filed against the Company, certain directors and officers of the Company, the managing underwriters of the Initial Public Offering, and certain current and former stockholders of the Company, alleging violations of federal and state securities laws in connection with the Initial Public Offering. The first two suits, Khan v. Bayard Drilling Technologies, Inc., et al. ("Khan") and Burkett v. Bayard Drilling Technologies, Inc., et al. ("Burkett"), were filed in the District Court in and for Oklahoma County, State of Oklahoma on January 14, 1998 and February 2, 1998, respectively. The third suit, Yuan v. Bayard Drilling Technologies, Inc., et al. ("Yuan"), was filed on February 3, 1998 in the United States District Court for the Western District of Oklahoma.

     The principal plaintiff in Khan is Michael W. Khan. The principal plaintiffs in Burkett are Diane Burkett, Julian Swadel and Robert T. Greenberg. The principal plaintiff in Yuan is Tom Yuan. The defendants in each of the cases include the Company, Chesapeake, Energy Spectrum LLC, James E. Brown, David E. Grose, Carl B. Anderson, III, Merrill A. Miller, Jr., Sidney L. Tassin, Lew O. Ward, Mike Mullen, Roy T. Oliver, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc., Prudential Securities, Inc., Rauscher Pierce Refsnes, Inc. and Raymond James & Associates, Inc.

     The plaintiffs in these lawsuits purport to sue on their own behalf and on behalf of all persons who purchased shares of Common Stock on or traceable to the Initial Public Offering. In each of the lawsuits, plaintiffs allege claims against all defendants under the Securities Act of 1933, as amended (the "Securities Act"). The two state court actions also assert claims against all defendants under an Oklahoma state securities law.

     All of the suits contain substantially the same allegations. The plaintiffs allege that the registration statement and prospectus for the Initial Public Offering contained materially false and misleading information and omitted to disclose material facts. In particular, the plaintiffs allege that such registration statement and prospectus failed to disclose financial difficulties of Chesapeake, the Company's largest customer, and the effects of such difficulties on Chesapeake's ability to continue to provide the Company with substantial drilling contracts. The petitions further allege that the Company failed to disclose pre-offering negotiations with R. T. Oliver Drilling, Inc., whom the plaintiffs allege was a related party, for the purchase of drilling rigs. In addition, the petitions allege that the Company failed to disclose that its growth strategy required costly refurbishment of older drilling rigs that would dramatically increase the Company's costs, which could not be sustained by internally generated cash flow. In each of these lawsuits, the plaintiffs are seeking rescission and damages.

     The Company believes the allegations in the lawsuits are without merit and is defending vigorously the claims brought against it. The Company is unable, however, to predict the outcome of these lawsuits or the costs to be incurred in connection with their defense and there can be no assurance that this litigation will be resolved in the Company's favor. An adverse result or prolonged litigation could have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock is traded on the American Stock Exchange (the "AMEX") under the symbol "BDI." The transfer agent and registrar for the Common Stock is Norwest Bank Minnesota, N.A.

PRICE RANGE OF COMMON STOCK

     The range of the reported per share sale prices on the AMEX for the Common Stock for the period between November 4, 1997 (the first trading day following the Initial Public Offering) and December 31, 1997 was a high of $28 1/4 and a low of $14. During such period there have been no dividends paid on the Common Stock. As of December 31, 1997, there were 18,183,945 shares of Common Stock outstanding. On March 27, 1998, the latest practical date for providing price information, the last sales price for the Common Stock was $16 1/4.

HOLDERS

     As of March 27, 1998, the Company had approximately 50 record holders of its shares of Common Stock, including several nominee holders for an undetermined number of beneficial owners.

DIVIDENDS ON COMMON STOCK

     The Company currently intends to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Future dividend policy will be made by the Company's Board of Directors (the "Board") and will depend on a number of factors, including the Company's earnings, capital requirements, financial condition and business prospects and such other factors as the Board may deem relevant. The payment of cash dividends on Common Stock is restricted under the terms of the Term Loan (as defined herein) and the Revolving Loan (as defined herein). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

RECENT SALES OF UNREGISTERED SECURITIES

     The following information relates to securities of the Company issued or sold within the past three years, which were not registered under the Securities
Act:

     On December 10, 1996, the Company issued 2,000,000, 1,600,000 and 2,000,000 shares (collectively, the "Initial Shares") of Common Stock to APLP, the Oliver Companies and Energy Spectrum, respectively, and an option (the "Chesapeake Option") to purchase 2,000,000 shares of Common Stock at a price of $6 per share to Chesapeake. In consideration for the Initial Shares (i) APLP contributed ten drilling rigs (and the Company paid APLP approximately $9.3 million in cash),
(ii) the Oliver Companies contributed six drilling rigs and (iii) Energy Spectrum contributed $10 million. In consideration for the Chesapeake Option, Chesapeake entered into drilling contracts with two-year terms for six of the Company's rigs. Such issuances were exempt from the registration requirements of the Securities Act under Section 4(2) thereof as transactions not involving a public offering.

     On December 10, 1996, the Company issued to The CIT Group/Equipment Financing, Inc., a New York corporation ("CIT"), a warrant to purchase, at an exercise price of $8 per share, up to 300,000 shares of Common Stock. The warrant was issued for and in consideration of $500 in connection with the entering into a loan agreement between the Company, as borrower, and CIT, as lender, for a loan from CIT to the Company of up to $24 million. The issuance of the warrant was exempt from the registration requirements of the Securities Act under Section 4(2) thereof as not involving a public offering. CIT exercised in part the warrant for 150,000 shares of Common Stock in connection with the Initial Public Offering.

     On February 28, 1997, the Company issued to James E. Brown, a director and the President and Chief Executive Officer of the Company, 100,000 shares of Common Stock (the "Restricted Shares") at a purchase price of $2.50 per share, pursuant to a restricted stock award agreement. The issuance of the Restricted Shares was exempt from the registration requirements of the Securities Act under
Section 4(2) thereof as a transaction not involving a public offering.

     On May 1, 1997, the Company issued to Harold G. Hamm, as Trustee of the Harold G. Hamm Revocable Inter Vivos Trust, dated April 23, 1984, 250,000 shares of Common Stock in connection with the acquisition by the Company of all of the issued and outstanding capital stock of Trend. The issuance of the shares of Common Stock was exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving a public offering.

     On May 1, 1997, the Company issued to Chesapeake the following: (i) 1,000,000 shares of Common Stock; (ii) a subordinated note in the original principal amount of $18 million; (iii) a warrant to purchase up to 700,000 shares of Common Stock at an exercise price of $.01 per share; and (iv) a warrant to purchase up to 800,000 shares of Common Stock at an exercise price of $7.50 per share, all in consideration for an aggregate purchase price of $25 million. The Company also issued to Energy Spectrum the following: (i) 140,000 shares of Common Stock; (ii) a subordinated note in the original principal amount of $2.52 million; (iii) a warrant to purchase up to 98,000 shares of Common Stock at an exercise price of $.01 per share; and (iv) a warrant to purchase up to 112,000 shares of Common Stock at an exercise price of $7.50 per share, all in consideration for an aggregate purchase price of $3.5 million. The issuances of the shares of Common Stock, subordinated notes and warrants were exempt from the registration requirements of the Securities Act under Section 4(2) thereof as transactions not involving a public offering.

     On May 1, 1997, the Company issued to each of RR&T, Inc., an Oklahoma corporation, and Mike Mullen warrants to purchase up to 50,000 shares of Common Stock each at an exercise price of $8 per share in connection with the acquisition by the Company of a drilling rig for a purchase price of $1.8 million. The issuance of the warrants was exempt from the registration requirements of the Securities Act under Section 4(2) thereof as transactions not involving a public offering.

     On May 30, 1997, the Company issued to Ward Drilling Company, Inc., an Oklahoma corporation, (i) 400,000 shares of Common Stock and (ii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $10 per share, each in connection with the acquisition by the Company of all of the issued and outstanding common units of WD Equipment, L.L.C., a Delaware limited liability company. The issuances of the shares of Common Stock and the warrant were exempt from the registration requirements of the Securities Act under
Section 4(2) thereof as a transaction not involving a public offering.

     On July 31, 1997, upon the exercise by Energy Spectrum of its warrant to purchase 98,000 shares of Common Stock at an exercise price of $.01 per share and the payment by Energy Spectrum of an aggregate of $490 in consideration of such exercise price, the Company issued to Energy Spectrum 98,000 shares of Common Stock. The issuance of the shares of Common Stock was exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving a public offering.

     On October 3, 1997, pursuant to a letter agreement dated August 20, 1997, the Company issued to Chesapeake 3,194,000 shares of Common Stock in consideration for (i) the cancellation of each of the Chesapeake Option, a warrant to purchase up to 700,000 shares of Common Stock at an exercise price of $.01 per share and a warrant to purchase up to 800,000 shares of Common Stock at an exercise price of $7.50 per share, (ii) the payment by Chesapeake of $9 million in cash and (iii) the redemption in full of $18 million principal amount of Subordinated Notes issued by the Company to Chesapeake for a cash redemption price of $18.2 million remitted in November 1997 from a portion of the proceeds of the Initial Public Offering. The issuance of the shares of Common Stock was exempt from the registration requirements of the Securities Act under Section 4(2) thereof as not involving a public offering.

     On October 10, 1997, upon the exercise by CIT of its warrant to purchase 300,000 shares of Common Stock at an exercise price of $8 per share, pursuant to the revised net exercise provisions of such warrant, the Company issued to CIT 150,000 shares of Common Stock in consideration for the surrender of the warrant to the Company and a cash payment to CIT of $817,125 remitted in November 1997 from a portion of the proceeds of the Initial Public Offering. The issuance of the shares of Common Stock was exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving a public offering.

     On October 16, 1997, the Company issued to DLB and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") 2,955,000 and 60,000 shares of Common Stock, respectively, upon the closing of the merger contemplated by the Agreement and Plan of Merger, dated as of October 9, 1997, by and among DLB, the Company, Bonray Acquisition Corp. and Bonray, pursuant to which the Company acquired all of the business of Bonray. The issuance of the shares of Common Stock was exempt from the registration requirements of the Securities Act under
Section 4(2) thereof as a transaction not involving a public offering.

     On December 23, 1997, the Company issued an aggregate of 7,895 shares of Common Stock to three individuals upon the exercise by them of warrants for the purchase of an aggregate of 15,000 shares of Common Stock, each with an exercise price of $10 per share. The warrants were exercised on a net basis pursuant to the terms of the warrants, and no cash consideration was paid in connection with such exercises. The issuance of the shares of Common Stock was exempt from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving a public offering.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     On November 3, 1997, the Securities and Exchange Commission declared effective two Registration Statements on Form S-1 (Commission File Nos. 333-34451 and 333-39393) pursuant to which the Company registered the sale of an aggregate of 11,040,000 shares of Common Stock in connection with the Initial Public Offering. Through December 31, 1997, the $89.5 million of net proceeds received by the Company in the Initial Public Offering have been used for the following purposes:

                          PURPOSE                                 AMOUNT
                          -------                                 ------
                                                              (IN THOUSANDS)
Purchase of machinery and equipment.........................     $14,200
Repayment of indebtedness...................................      25,200
Payment to CIT in connection with warrant exercise..........         800
Temporary investments (1)...................................      49,300
                                                                 -------
          Total.............................................     $89,500
                                                                 =======

---------------

(1) Such funds are currently being invested in short-term instruments until they are required for the purposes described in the prospectus related to the Initial Public Offering. The Company intends to repay 25% of the amount outstanding under the Term Loan from a portion of the temporary investments.

     None of the aforementioned expenses or uses of proceeds constituted direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

     The Company and CIT recently agreed to certain changes to their existing credit arrangements. In particular, CIT agreed to terminate a pending sale and lease back arrangement pursuant to which the Company would have been required to finance, over a period of up to 7 years, the cost of two rigs aggregating approximately $7.5 million. In exchange, the Company agreed that it would prepay only 25% of the borrowings outstanding under the Term Loan (resulting in a decrease of approximately $6 million in the amount to be prepaid). As of December 31, 1997, the Company had $27.1 million of borrowings outstanding under the Term Loan. The Company believes that the foregoing changes to its credit arrangements with CIT are beneficial because, among other things, they reduce the term for which its financial commitments to CIT will continue in place, without materially increasing the total amount of financing provided to the Company by CIT.

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

     The historical financial data presented in the following table for and at the end of each of the years in the five-year period ended December 31, 1997 are derived from the historical financial statements of the Company and relate to the operations of Anadarko for the period ended December 31, 1996 and prior, the predecessor of the Company, and include, generally, the financial results of the operations of eight rigs. The Company acquired rigs and related drilling equipment during the period ended December 31, 1997 thus affecting the comparability of the historical financial and operating data for the periods presented.

     The financial statements for the years ended December 31, 1994, 1995 and 1996 have been audited by Grant Thornton LLP, independent certified public accountants and the year ended December 31, 1997 has been audited by Coopers & Lybrand, L.L.P. This information is not necessarily indicative of the company's future performance.

     The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEAR ENDED DECEMBER 31
                                                 -----------------------------------------------------
                                                    1993        1994      1995       1996     1997(7)
                                                 -----------   -------   -------   --------   --------
                                                 (UNAUDITED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Contract drilling..........................   $  8,349     $ 9,910   $ 7,405   $  9,793   $ 55,747
    Other......................................         --          --       303         60         --
                                                  --------     -------   -------   --------   --------
         Total revenues........................      8,349       9,910     7,708      9,853     55,747
                                                  --------     -------   -------   --------   --------
  Operating expense:
    Drilling...................................      7,690       8,572     6,075      7,653     40,705
    Depreciation and amortization..............      1,374       1,557       791      1,126      7,943
    General and administrative.................        819         786       880        658      1,868
    Other......................................         --          --        47         46         --
                                                  --------     -------   -------   --------   --------
         Total operating costs.................      9,883      10,915     7,793      9,483     50,516
                                                  --------     -------   -------   --------   --------
  Operating income (loss)......................     (1,534)     (1,005)      (85)       370      5,231
                                                  --------     -------   -------   --------   --------
  Other income and (expense):
    Interest expense and financing cost........        (30)        (18)       (3)       (11)    (3,065)
    Interest income............................         --          --        --         --        597
    Gain (loss) on sale of assets..............         --         366      (131)        54        544
    Other income (expense).....................         24          --        (3)        17         37
                                                  --------     -------   -------   --------   --------
  Income (loss) before income taxes............     (1,540)       (657)     (222)       430      3,344
  Income tax expense(1)........................         --          --        --        163      1,428
                                                  --------     -------   -------   --------   --------
  Net income (loss) before extraordinary
    item.......................................   $ (1,540)    $  (657)  $  (222)  $    267   $  1,916
                                                  ========     =======   =======   ========
Extraordinary loss.............................                                                 (4,002)
                                                                                              --------
Net income (loss)..............................                                               $ (2,086)
                                                                                              ========
Earnings (loss) per common share before
  extraordinary item(2):
Diluted........................................                                    $    .05   $    .17
                                                                                   ========   ========
Weighted average shares outstanding(2):
Diluted........................................                                       5,749     11,500
CASH FLOWS:
  Operating activities.........................   $    (51)    $   445   $   310   $   (462)  $ (1,308)
  Investing activities.........................     (1,671)       (454)   (1,710)   (10,441)   (86,470)
  Financing activities.........................      1,722           9     1,400     15,866    132,117

                                                                    YEAR ENDED DECEMBER 31
                                                      --------------------------------------------------
                                                         1993        1994     1995     1996     1997(7)
                                                      -----------   ------   ------   -------   --------
                                                      (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT PER SHARE AND
                                                                 DRILLING RIG ACTIVITY DATA)
BALANCE SHEET DATA:
  Total assets......................................    $6,791      $6,149   $8,054   $34,673   $240,488
  Working capital, excluding current portion of
    long-term debt..................................       711         802       12     4,974     56,404
  Total long-term debt, including current portion...       365          --       --     7,000     33,039
  Total stockholders' equity(3).....................      (913)        (54)    (276)   26,251    178,462
OTHER FINANCIAL DATA:
  EBITDA(4).........................................    $ (160)     $  552   $  706   $ 1,496   $ 13,174
  Capital expenditures..............................     1,671       1,183    2,088    10,578    135,229
DRILLING RIG ACTIVITY DATA (UNAUDITED):
  Total rigs at end of period.......................         8           7        8        17         63
  Marketed rigs at end of period....................         8           7        8         8         49
  Average utilization rate of drilling rigs
    available for service(5)........................        71%         84%      86%       89%        93%
  Average revenues per day(6).......................    $4,332      $4,148   $4,298   $ 4,731   $  5,881

---------------

(1) Since the Company's predecessor was a nontaxable entity, income tax expense is presented on a pro forma basis (assuming a 38% statutory rate) for the year ended December 31, 1996.

(2) For the year ended December 31, 1997 historical weighted average shares outstanding were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128. For the year ended December 31, 1996, the historical weighted average shares outstanding were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (except for the 5.6 million shares of common stock issued in the Formation Transaction) as if the Formation Transaction (which took place on December 10, 1996) were treated outstanding since January 1, 1996.

(3) No dividends were declared through December 31, 1997. See "Dividends on Common Stock."

(4) EBITDA represents operating income (loss) before depreciation and amortization. EBITDA is frequently used by securities analysts and is presented herein to provide additional information about the Company's operations. EBITDA is not a measurement presented in accordance with generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(5) Rig utilization rates are calculated on a weighted average basis assuming 365 days availability for all rigs available for service. Rigs acquired have been treated as added to the rig fleet as of the date of acquisition. Rigs under contract that generate revenues during moves between locations or during mobilization/ demobilization are also considered to be utilized. Rigs that are owned but not being marketed, including rigs being refurbished, are not considered in determining the utilization rate.

(6) Represents total contract drilling revenues (excluding mobilization, cost reimbursements and fuel), divided by the total number of days the Company's drilling rig fleet operated during the period, divided by the average number of rigs in operation.

(7) Results for 1997 include the results of operations for Trend (May 1, 1997 to December 31, 1997), Ward (May 30, 1997 to December 31, 1997) and Bonray (October 16, 1997 to December 31, 1997).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's operations have been significantly affected by the Consolidation Transactions which have transformed the Company from a regional competitor with ten rigs in late 1996 to its current position of operating a land drilling fleet with a total of 63 rigs. The historical financial results presented herein include the effects of the Formation Transactions (16 rigs), the Trend Acquisition (14 rigs), the Ward Acquisition (six rigs), the Bonray Acquisition (13 rigs) and the Individual Rig Acquisitions (15 rigs), only for the periods after such transactions. In addition, the historical financial results include periods in which a number of rigs were being refurbished and did not contribute to revenues. Accordingly, the Company does not believe that the historical statements of operations presented herein are necessarily indicative of the Company's future operating results, particularly in light of the magnitude of its recent acquisitions and rig refurbishment projects. See "Business -- Formation and Other Transactions."

DOMESTIC LAND DRILLING INDUSTRY OVERVIEW

     Demand for the Company's contract land drilling services is substantially dependent upon, and affected by, the level of domestic oil and gas exploration and development activity. Industry sources estimate that from its peak in 1982, the supply of domestic rigs has fallen as a result of normal attrition, cannibalization of components to refurbish rigs, the inability of smaller competitors to raise capital needed to upgrade and modernize rigs and the export of rigs to international markets. As a result of these factors, the contract land drilling industry has been cyclical with significant volatility in profitability and rig values.

     The Company's operating margins are influenced by contract drilling rates, operating costs and drilling rig utilization. The land drilling industry is experiencing higher utilization, increased day rates and improved financial performance as a result of the long term decline in the supply of rigs and increased demand for rigs attributable to improved oil and gas industry fundamentals. In addition, the industry is experiencing a period of rapid consolidation as larger, better-capitalized drilling companies have acquired smaller operators. The convergence of land drilling rig supply and demand in its core domestic markets, along with the acquisition and refurbishment of rigs, has contributed to higher utilization, increased day rates and improved financial results for the Company in recent periods.

     Although the Company believes that improved technologies and stable oil and gas prices have contributed to increased activity in the exploration and production sector during 1997, there has been a general decline in oil and gas prices in recent months and there can be no assurance that such decline will not continue. The recent decline in oil prices has caused the Company's rig utilization rates to decrease in recent periods. In addition, ongoing movement or reactivation of land drilling rigs (including the movement of rigs from outside the United States into domestic markets) or new construction of drilling rigs could increase rig supply and adversely affect contract drilling rates and utilization levels. The Company cannot predict the future level of demand for its contract drilling services, future conditions in the contract drilling industry or future contract drilling rates.

FINANCIAL CONDITION AND LIQUIDITY

     Since December 1996, the Company has completed the Formation Transactions, the Trend Acquisition, the Ward Acquisition, the Bonray Acquisition, the Individual Rig Acquisitions and the Oliver Acquisition. The Formation Transactions involved the issuance of an aggregate of 5,600,000 shares of Common Stock in consideration for the contribution to the Company of 16 rigs and $10 million in cash. At the time of the Formation Transactions, the Company entered into a $24 million term loan facility with CIT, principally for the refurbishment of certain of the Company's rigs. In May 1997, contemporaneously with the Trend Acquisition and in anticipation of the Ward Acquisition, the Company completed a financing transaction in which it (i) issued to Chesapeake and Energy Spectrum additional shares of Common Stock, and two series of warrants together with subordinated notes due May 1, 2003 (the "Subordinated Notes") for $28.5 million in cash and (ii) increased the availability under its debt facilities from $24 million to $40.5 million

(collectively, the "May Financing"). In addition, the Company obtained the right, exercisable solely at the Company's option at any time on or prior to April 30, 1998, to require Chesapeake to provide an additional $3 million in cash in exchange for the issuance to Chesapeake of additional shares of Common Stock, Subordinated Notes and warrants to purchase Common Stock. The Company later waived this right.

     The Company is currently negotiating with a bank to establish a new revolving credit facility of approximately $50 million. A commitment letter and term sheet are being reviewed by the Company with due diligence in progress. This commitment is subject to the signing of a definitive credit agreement and amendment of certain provisions of the existing credit agreements governing the Term Loan.

     The Company's principal requirements for capital, in addition to the funding of ongoing contract drilling operations, have been capital expenditures, including the refurbishment of existing rigs and acquisitions. From December 1996 through December 31, 1997, the Company spent $20.7 million on the Trend Acquisition, $11.9 million on the Ward Acquisition, $35 million on the Bonray Acquisition, $5.5 million on the Individual Rig Acquisitions, $3.5 million for the down-payment on the Oliver Acquisition and approximately $62 million on refurbishments and other related equipment purchases, including drill pipe. As a result, the Company's net property and equipment increased from $27 million at December 31, 1996 to $156 million at December 31, 1997. The Company's principal sources of liquidity have been the issuance of Common Stock, warrants to purchase Common Stock, the Subordinated Notes and borrowings under a $30.5 million term loan facility (the "Term Loan") between the Company, CIT and Fleet Capital Corporation ("Fleet") and a $10 million revolving loan facility (the "Revolving Loan") between Fleet and the Company (collectively, the "Loan Agreements").

     The most significant change in the Company's balance sheet from December 31, 1996 to December 31, 1997 was a $128.7 million increase in net property and equipment. During this same period, long-term debt, net of current maturities, increased by $19.5 million and stockholders' equity increased by $152.2 million. These changes are a direct result of the acquisition and financing transactions, including the Initial Public Offering, described herein.

     From December 31, 1996 to December 31, 1997, the Company's working capital position increased by $44.9 million to $49.0 million. This was primarily the result of a $44.3 million increase in cash resulting from proceeds of the Initial Public Offering.

  Operating Activities

     During the year ended December 31, 1996, the Company required $462,000 of cash to fund operating activities. This was the result of $1.5 million of cash provided by operations, partially offset by changes in working capital items that required $2 million of cash. Cash required for changes in working capital items included (i) increase in accounts receivable of $2.1 million, (ii) increase in other assets totaling $185,000 and (iii) decrease of $383,000 in accounts payable, which were partially offset by an increase of $663,000 of other current liabilities.

     During the year ended December 31, 1997, net cash used in operating activities totaled $1.3 million. The Company generated cash from operations of $10.8 million and working capital changes used $12.1 million.

  Investing Activities

     During 1996, the Company invested $21.7 million in fixed assets, net of asset sales. The major components of these expenditures were $10.4 million of cash expenditures to acquire and refurbish five diesel electric SCR rigs and $9.8 million of Common Stock issued to acquire rigs in the Formation Transactions.

     During the year ended December 31, 1997, the Company invested $135 million in fixed assets, including the Trend Acquisition, the Ward Acquisition, the Bonray Acquisition and the Individual Rig Acquisitions. Rig refurbishments consisted of $51.5 million, and $10.6 million was invested in drill pipe and other drilling related equipment. The acquisitions of Trend, Ward, and Bonray were partially funded through the issuance of Common Stock valued at $42.3 million.

  Financing and Acquisition Activities

     During 1996, the Company raised $15.9 million from financing activities. The Company borrowed $7 million during the year under the Term Loan as described below. The Company also issued 3,600,000 shares of Common Stock for assets and cash and made debt payments totaling $900,000 during the year.

     During the year ended December 31, 1997, the Company obtained $132.1 million from financing activities, including net borrowings under the Loan Agreements totaling $25.8 million and $107.1 million from the issuance of Common Stock. The proceeds from these transactions were used to fund the Company's working capital requirements and capital expenditures as discussed above.

     Following is a summary of certain material terms of the Formation Transactions, the Loan Agreements, the May Financing, the Additional Chesapeake Financing and Chesapeake Transactions, the Bonray Acquisition and the Initial Public Offering.

     Formation Transactions. The Company was formed in December 1996 through a series of affiliated entity transactions in which the Company became successor to Anadarko; the contract drilling subsidiary of privately held APLP. In connection with the Formation Transactions (i) APLP contributed ten drilling rigs in consideration for 2,000,000 shares of Common Stock, (ii) R.T. Oliver and Mike Mullen Energy Equipment Resource, Inc. and certain of their affiliated companies (collectively, the "Oliver Companies") exchanged six drilling rigs for 1,600,000 shares of Common Stock, (iii) Energy Spectrum contributed $10 million in consideration for 2,000,000 shares of Common Stock and (iv) Chesapeake entered into drilling contracts with two-year terms for six of the Company's rigs in consideration for the grant by the Company of an option to purchase 2,000,000 shares of Common Stock (the "Chesapeake Option"). See
"Business -- Formation and Other Transactions."

     Loan Agreements. On December 10, 1996, the Company entered into the Term Loan between the Company and CIT. Subsequent to that date and in connection with the May Financing, the Company increased the Term Loan from $24 million to $30.5 million and added Fleet as a lender thereunder. The Term Loan provides the Company up to approximately $30.5 million of borrowing capacity for the purchase of additional land drilling rigs, the refurbishment of such rigs and equipment and for working capital purposes. The Company also entered into the Revolving Loan with Fleet in May 1997. Amounts outstanding under the Revolving Loan (none at December 31, 1997) bear interest based on Fleet's prime rate plus 1.5% (approximately 10.0% at December 31, 1997) and mature in April 2000. A portion of the proceeds from the Initial Public Offering was used to repay all outstanding amounts under the Revolving Loan. Amounts outstanding under the Term Loan ($27.1 million at December 31, 1997) bear interest, at the election of the Company, at floating rates equal to Chase Manhattan Bank's prime rate plus 2.0% or the London Interbank Offered Rate plus 4.25% (approximately 10.0% at December 31, 1997) and mature in March 2002. To date, loans under the Revolving Loan and the Term Loan have been used for capital expenditures and working capital requirements. The Loan Agreements are collateralized by substantially all of the assets of the Company, including drilling rigs, equipment and drilling contracts, and contain customary restrictive covenants (including covenants restricting the ability of the Company to pay dividends and encumber assets) and affirmative covenants to maintain specified financial ratios.

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

     In the May Financing, the Company issued 1,000,000 shares of Common Stock to Chesapeake in consideration for $7 million in cash and 140,000 shares of Common Stock to Energy Spectrum in consideration for $980,000 in cash. Additionally, the Company issued the Subordinated Notes due May 1, 2003 in the original principal amounts of $18 million and $2.52 million to Chesapeake and Energy Spectrum, respectively. The Subordinated Notes bear interest at the Company's option at either (i) 11% per annum, payable in cash, or (ii) 12.875% per annum, payable in the form of additional Subordinated Notes, which interest is payable quarterly in arrears. The Subordinated Notes are general unsecured subordinated obligations of the Company that are subordinated in right of payment to all existing and future senior indebtedness of the Company, pari passu with all existing and future subordinated indebtedness of the Company and senior in right of payment to all future junior subordinated indebtedness of the Company. Upon consummation of the Initial Public Offering, the Company redeemed in full the $18 million principal amount of Subordinated Notes issued to Chesapeake in consideration for the payment by the Company to Chesapeake of $18.2 million in cash. See "Certain Relationships and Related
Transactions -- Chesapeake Transactions."

     In connection with the issuance of the Subordinated Notes, the Company issued two series of detachable warrants (the "Warrants") for the purchase of shares of Common Stock, designated as "Series A Warrants" and "Series B Warrants." The Warrants are exercisable on or prior to May 1, 2003 at a price of $0.01 per share in the case of the Series A Warrants and $7.50 per share in the case of the Series B Warrants. In the May Financing, Chesapeake was issued Series A Warrants and Series B Warrants representing the right to purchase 700,000 shares and 800,000 shares of Common Stock, respectively, and Energy Spectrum was issued Series A Warrants and Series B Warrants representing the right to purchase 98,000 shares and 112,000 shares of Common Stock, respectively. On July 31, 1997, Energy Spectrum exercised in full its Series A Warrants, but continues to hold all of the Series B Warrants issued to it. In August 1997, Chesapeake agreed to the relinquishment and cancellation in full of its Series A Warrants and Series B Warrants in connection with the Chesapeake Transactions. See "Certain Relationships and Related Transactions -- Chesapeake Transactions."

     Additional Chesapeake Financing and Chesapeake Transactions. Additionally, in connection with the May Financing, the Company obtained the right to require Chesapeake, on or before April 30, 1998, to provide the Company with an additional $3 million in capital through the purchase of (i) 120,000 shares of Common Stock for a purchase price of $7.00 per share, (ii) additional Subordinated Notes in the aggregate principal amount of $2.16 million, (iii) additional Series A Warrants exercisable for 84,000 shares of Common Stock and
(iv) additional Series B Warrants exercisable for 96,000 shares of Common Stock. In August 1997, the Company agreed to waive this right in connection with the Chesapeake Transactions. See "Certain Relationships and Related
Transactions -- Chesapeake Transactions."

     In October 1997, the Company consummated the Chesapeake Transactions, resulting in the cancellation of the Chesapeake Option, the payment to the Company of $9 million in cash by Chesapeake and the issuance of 3,194,000 shares of Common Stock to Chesapeake. The redemption of the $18 million principal amount of Subordinated Notes held by Chesapeake for an aggregate cash payment by the Company of $18.2 million was completed in November 1997 from a portion of the proceeds from the Initial Public Offering.

     Bonray Acquisition. Also in October 1997, the Company consummated the Bonray Acquisition, pursuant to which Bonray became a wholly owned subsidiary of the Company. In the Bonray Acquisition, the Company issued to DLB and DLJ, 2,955,000 and 60,000 shares of Common Stock, respectively. See "Business - Formation and Other Transactions."

     Initial Public Offering. In November 1997, the Company and certain of its stockholders consummated the Initial Public Offering, pursuant to which the Company registered the sale of an aggregate of 11,040,000 shares of Common Stock. In the Initial Public Offering, the Company issued and sold 4,229,050 shares of Common Stock and certain stockholders of the Company sold 6,810,950 shares of Common Stock. The Company received net proceeds of $89.5 million for the shares sold by it in the Initial Public Offering. Through December 31, 1997 these net proceeds have been used as follows: (i) $14.2 million to purchase machinery and equipment; (ii) $25.2 million to repay indebtedness; (iii) $817,125 to pay CIT in connection with the CIT Exercise; and (iv) $49.3 million placed in temporary investments. The Company intends to repay 25% of the amount outstanding under the Term Loan from a portion of the temporary investments.

  Other Matters

     On November 24, 1997, the Board of Directors of the Company approved the acquisition and refurbishment of nine additional drilling rigs as part of an $87 million capital expenditure budget. This budget includes $14.4 million for the refurbishment of four rigs in inventory, $14.0 million for the acquisition and $28.6 million for the refurbishment of six rigs from R.T. Oliver, $11.2 million for the acquisition of components and refurbishment to complete three additional rigs, $10 million for maintenance capital expenditures and $8.8 million for spare equipment. The schedule for rig refurbishment is expected to extend through the first quarter of 1999; however, the Company may accelerate or delay this schedule at any time and from time to time based on market conditions and other factors.

     The Company believes that the balance of the proceeds from the Initial Public Offering, cash flow from operations and, to the extent required, borrowings under the Loan Agreements will be sufficient to fund the Company's 1998 rig refurbishment program and to meet its other anticipated capital requirements for 1998. As of December 31, 1997, the Company had $27.1 million of borrowings outstanding under the Term Loan, no borrowings outstanding under the Revolving Loan and $2.5 million of borrowings outstanding under the Subordinated Notes, with $10 million of unused borrowing capacity under the Revolving Loan and cash or cash equivalents of approximately $49 million.

     The foregoing summaries of the material provisions of the Company's principal financing agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, all of the provisions of the related agreements.

RECENT EVENTS AND FUTURE ACTIVITIES

     On November 25, 1997, the Company entered into an agreement to acquire six rigs from R.T. Oliver for $14 million. The Company consummated the Oliver Acquisition on January 9, 1998.

     The Company continues to actively review possible acquisition opportunities. The Company currently has no agreements to acquire additional businesses or equipment; however, suitable opportunities may arise in the future. The timing or success of any acquisition effort and the size of the associated potential capital commitments cannot be predicted at this time. In addition, there can be no assurance that adequate funding will be available on terms satisfactory to the Company.

     Three purported class action lawsuits have been filed against the Company, certain directors and officers of the Company, the managing underwriters of the Initial Public Offering, and certain current and former stockholders of the Company, alleging violations of federal and state securities laws in connection with the Initial Public Offering. The first two suits, Khan and Burkett, were filed in the District Court in and for Oklahoma County, State of Oklahoma on January 14, 1998 and February 2, 1998, respectively. The third suit, Yuan, was filed on February 3, 1998 in the United States District Court for the Western District of Oklahoma.

     The principal plaintiff in Khan is Michael W. Khan. The principal plaintiffs in Burkett are Diane Burkett, Julian Swadel and Robert T. Greenberg. The principal plaintiff in Yuan is Tom Yuan. The defendants in each of the cases include the Company, Chesapeake, Energy Spectrum LLC, James E. Brown, David E. Grose, Carl B. Anderson, III, Merrill A. Miller, Jr., Sidney L. Tassin, Lew O. Ward, Mike Mullen, Roy T. Oliver, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc., Prudential Securities, Inc., Rauscher Pierce Refsnes, Inc. and Raymond James & Associates, Inc.

     The plaintiffs in these lawsuits purport to sue on their own behalf and on behalf of all persons who purchased shares of Common Stock on or traceable to the Initial Public Offering. In each of the lawsuits, plaintiffs allege claims against all defendants under the Securities Act. The two state court actions also assert claims against all defendants under an Oklahoma state securities law.

     All of the suits contain substantially the same allegations. The plaintiffs allege that the registration statement and prospectus for the Initial Public Offering contained materially false and misleading information and omitted to disclose material facts. In particular, the plaintiffs allege that such registration statement and prospectus failed to disclose financial difficulties of Chesapeake, the Company's largest customer, and the effects of such difficulties on Chesapeake's ability to continue to provide the Company with substantial drilling contracts. The petitions further allege that the Company failed to disclose preoffering negotiations with R. T. Oliver Drilling, Inc., whom the plaintiffs allege was a related party, for the purchase of drilling rigs. In addition, the petitions allege that the Company failed to disclose that its growth strategy required costly refurbishment of older drilling rigs that would dramatically increase the Company's costs, which could not be sustained by internally generated cash flow. In each of these lawsuits, the plaintiffs are seeking rescission and damages.

     The Company believes the allegations in the lawsuits are without merit and is defending vigorously the claims brought against it. The Company is unable, however, to predict the outcome of these lawsuits or the costs to be incurred in connection with their defense and there can be no assurance that this litigation will be resolved in the Company's favor. An adverse result or prolonged litigation could have a material adverse effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

  Comparison of Year ended December 31, 1997 and 1996

                                                              YEAR ENDED DECEMBER 31
                                                             -------------------------
                                                                1996          1997
                                                             ----------    -----------
Rig days worked(1).........................................       2,029          9,479
Average revenues per day(2)................................  $    4,826    $     5,881
Drilling revenues..........................................  $9,793,000    $55,747,000
Drilling costs(3)..........................................   7,653,000     40,705,000
                                                             ----------    -----------
Operating Margin...........................................  $2,140,000    $15,042,000
                                                             ==========    ===========

---------------

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

     Drilling revenues increased approximately $46.0 million, or 469% to $55.7 million for the year ended December 31, 1997, from $9.8 million for the year ended December 31, 1996. Drilling revenues increased due to a 7,450 day, or 367%, increase in rig days worked, and a $1,055, or 22%, increase in the average revenue per day. The increase in days worked was a result of an increase in the average number of rigs owned and available for service. As of December 31, 1997, the Company had 49 rigs available for service. The increase in rigs available for service was principally the result of the Consolidation Transactions. Rig days worked consisted of 3,672 days worked in the Gulf Coast region and 5,807 days worked in the Mid-Continent region. Increases in revenues per day were a result of the overall increase in demand for land drilling rigs as reflected in the utilization rate increase from 89% to 93%. The Company's customers include major oil companies and independent oil and gas producers. During the year ended December 31, 1997, the three largest customers for the Company's contract drilling services were Chesapeake, Union Pacific Resources Corporation and Sonat Exploration, which accounted for approximately 32%, 12% and 8% of total revenues, respectively.

     Drilling costs increased by approximately $33.1 million, or 432%, to $40.7 million for the year ended December 31, 1997, as compared to $7.7 million for the year ended December 31, 1996. The increase in drilling operating expenses was a direct result of the increase in the number of rigs owned and available for service and the corresponding 7,450 day increase in the days worked.

     Depreciation and amortization expense increased by $6.8 million, or 605%, to $7.9 million for the year ended December 31, 1997, as compared to $1.1 million for the year ended December 31, 1996. The increase was primarily due to additional depreciation associated with the Consolidation Transactions.

     General and administrative expense increased by $1.2 million, or 184%, to $1.9 million for the year ended December 31, 1997, from $658,000 for the same period of 1996 due primarily to increased payroll costs associated with new management and increased corporate staff and increased professional fees due to the Company's acquisition activities.

     Interest expense increased to $3.1 million for the year ended December 31, 1997 from $11,000 for the year ended 1996 due to increased debt outstanding during 1997.

     Other income increased for the year ended December 31, 1997 as compared to the year ended December 31, 1996, primarily due to gains on the sale of assets.

  Comparison of Years Ended December 31, 1996 and 1995

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                                 1995          1996
                                                              ----------    ----------
Rig days worked(1)..........................................       1,489         2,029
Average revenues per day(2).................................  $    4,973    $    4,826
Drilling revenues...........................................  $7,405,000    $9,793,000
Drilling costs(3)...........................................   6,075,000     7,653,000
                                                              ----------    ----------
Operating Margin............................................  $1,330,000    $2,140,000
                                                              ==========    ==========

---------------

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

     Drilling revenues increased approximately $2.4 million, or 32%, to $9.8 million for the year ended December 31, 1996 from $7.4 million for the year ended December 31, 1995. This improvement was due to an increase in the number of rig days worked offset by a decrease in the average revenue per day. Rig utilization also improved from 86% to 89% in 1996, due to an overall improvement in the contract drilling market.

     Drilling costs increased by $1.6 million, or 26%, to $7.7 million for the year ended December 31, 1996, from $6.1 million for the year ended December 31, 1995. This increase was primarily due to increased utilization and, to a lesser extent, increased direct labor costs.

     Depreciation and amortization expenses increased by $335,000, or 42%, to $1.1 million for the year ended December 31, 1996 from $791,000 for the year ended December 31, 1995. The increase in depreciation expense was primarily attributable to acquisition and refurbishment costs.

     General and administrative expenses decreased by $222,000 to $658,000 for the year ended December 31, 1996, from $880,000 for the year ended December 31, 1995, due to the discontinued allocation of expenses associated with the predecessor company.

     Interest expense remained fairly constant for the year ended December 31, 1996 primarily as a result of the outstanding debt level remaining fairly constant. Interest rates during these periods remained relatively unchanged.

     Other income increased $197,000 from 1995 to 1996, primarily as a result of a loss recorded in 1995 in connection with the sale of certain assets.

     The Company's income tax expense of $163,000 in 1996 was attributable to the Company's profitable operations.

     The Company had net income of $267,000 in 1996 as compared to a net loss of $222,000 in 1995. The Company's net loss in 1995 includes net losses from the sale of assets, for which there was no similar transaction in 1996.

 Comparison of Years Ended December 31, 1995 and 1994

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                                 1994          1995
                                                              ----------    ----------
Rig days worked(1)..........................................       2,047         1,489
Average revenues per day(2).................................  $    4,841    $    4,973
Drilling revenues...........................................  $9,910,000    $7,405,000
Drilling costs(3)...........................................   8,572,000     6,075,000
                                                              ----------    ----------
Operating Margin............................................  $1,338,000    $1,330,000
                                                              ==========    ==========

---------------

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

     Drilling revenues decreased $2.5 million, or 25%, to $7.4 million for the year ended December 31, 1995 from $9.9 million for the year ended December 31, 1994. This decrease was primarily due to a decrease in the number of rig days worked, offset by an increase in rig utilization from 84% for the year ended December 31, 1994 to 86% for the year ended December 31, 1995 and an increase in average revenues per day from $4,841 during 1994 to $4,973 during 1995.

     Drilling costs decreased $2.5 million, or 29%, to $6.1 million for the year ended December 31, 1995, from $8.6 million for the twelve months ended December 31, 1994. This decrease in costs was due to a decrease in the Company's rig days worked.

     Depreciation and amortization expenses decreased $766,000, or 49%, to $791,000 for the year ended December 31, 1995 from $1.6 million for the twelve months ended December 31, 1994. This decrease was primarily due to a change in the estimated remaining lives of the Company's drilling rigs and other related drilling equipment. These changes were made to more closely approximate the remaining useful lives of such assets.

     General and administrative expenses increased approximately $94,000 to $880,000 for the year ended December 31, 1995 from $786,000 for the twelve months ended December 31, 1994 primarily due to increased personnel costs.

     Interest expense remained fairly constant for the year ended December 31, 1995. Interest rates and borrowings outstanding during these periods remained relatively unchanged.

     Other income decreased $500,000 from $366,000 in 1994 to a loss of $134,000 in 1995, primarily due to a loss on sale of assets for the year ended December 31, 1995 compared to a gain on sale of assets for the prior year.

     The Company had a net loss of $222,000 in 1995 as compared to a loss of $657,000 for the year ended December 31, 1994.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements of the Company required by this Item 8 are included as part of Item 14(a)(1) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In preparation for the Initial Public Offering, the Board appointed Coopers & Lybrand L.L.P. as auditors for the Company's financial statements for the six months ended June 30, 1997, and for the year ended December 31, 1997. During the period Grant Thornton LLP was engaged by the Company and up to and including March 7, 1997, the date of the Coopers & Lybrand L.L.P. engagement, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure and there were no "reportable events" as the term is defined under the Securities Act. The audit reports previously issued by Grant Thornton LLP with respect to the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is set forth in the sections entitled "Election of Directors" and "Certain Relationships and Related Transactions -- Section 16 Reporting" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in the section entitled "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS:

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS OF BAYARD DRILLING
  TECHNOLOGIES, INC.
  Report of Independent Accountants.........................  F-2
  Report of Independent Certified Public Accountants........  F-3
  Balance Sheets as of December 31, 1996 and 1997...........  F-4
  Statements of Operations for the years ended December 31,
     1995, 1996 and 1997....................................  F-5
  Statements of Equity for the years ended December 31,
     1995, 1996 and 1997....................................  F-6
  Statements of Cash Flows for the years ended December 31,
     1995, 1996 and 1997....................................  F-7
  Notes to Financial Statements.............................  F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Bayard Drilling Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Bayard Drilling Technologies, Inc., as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bayard Drilling Technologies, Inc., as of December 31, 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Oklahoma City, Oklahoma
February 19, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Bayard Drilling Technologies, Inc.

     We have audited the accompanying balance sheets of Bayard Drilling Technologies, Inc. (Note A), as of December 31, 1996, and the related statements of operations, equity (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayard Drilling Technologies, Inc., as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            GRANT THORNTON LLP

Oklahoma City, Oklahoma
January 20, 1997

                       BAYARD DRILLING TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                               1996          1997
                                                              -------      --------
Current Assets:
  Cash......................................................  $ 4,963      $ 49,302
  Restricted investments....................................       --           880
  Accounts receivable.......................................      286        19,491
  Accounts receivable -- affiliate..........................      798            --
  Prepaid expenses and other current assets.................        1           538
                                                              -------      --------
          Total current assets..............................    6,048        70,211
Property, plant and equipment, net..........................   26,973       155,673
Goodwill, net of accumulated amortization of $375...........       --        12,704
Other assets................................................    1,652         1,900
                                                              -------      --------
          Total assets......................................  $34,673      $240,488
                                                              =======      ========
                              LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable..........................................  $   409      $  8,246
  Accounts payable -- affiliate.............................      412           494
  Accrued liabilities.......................................      253         5,067
  Current portion of long-term debt.........................      947         7,450
                                                              -------      --------
          Total current liabilities.........................    2,021        21,257
                                                              -------      --------
Deferred income tax liabilities.............................      348        13,554
                                                              -------      --------
Other long term liabilities.................................       --         2,055
                                                              -------      --------
Long-term debt, less current maturities.....................    6,053        23,069
                                                              -------      --------
Subordinated notes, net of debt discount of $429............       --         2,091
                                                              -------      --------
Commitments and Contingencies -- Note G, H & K
Stockholders' Equity:
  Preferred stock, $0.01 par value, 20,000,000 shares
     Authorized; none issued or outstanding.................       --            --
  Common stock, $0.01 par value, 100,000,000 shares
     Authorized; shares issued and outstanding 5,600,000 at
     December 31, 1996 and 18,183,945 at December 31,
     1997...................................................       56           182
  Additional paid-in capital (net of deferred compensation
     of $258 at December 31, 1997)..........................   26,229       180,400
  Retained earnings (accumulated deficit)...................      (34)       (2,120)
                                                              -------      --------
          Total equity......................................   26,251       178,462
                                                              -------      --------
          Total liabilities and equity......................  $34,673      $240,488
                                                              =======      ========

   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31
                                                               ---------------------------
                                                                1995      1996      1997
                                                               ------    ------    -------
Revenues:
  Drilling..................................................   $5,491    $8,995    $39,165
  Drilling -- affiliate.....................................    1,914       798     16,582
  Other.....................................................      303        60         --
                                                               ------    ------    -------
          Total revenues....................................    7,708     9,853     55,747
                                                               ======    ======    =======
Costs and expenses:
  Drilling..................................................    6,075     7,653     40,705
  General and administrative................................      880       658      1,868
  Depreciation and amortization.............................      791     1,126      7,943
  Other.....................................................       47        46         --
                                                               ------    ------    -------
          Total costs and expenses..........................    7,793     9,483     50,516
                                                               ======    ======    =======
          Operating income (loss)...........................      (85)      370      5,231
                                                               ======    ======    =======
Other income (expense):
  Interest expense..........................................       (3)      (11)    (3,065)
  Interest income...........................................       --        --        597
  Gain (loss) on sale of assets.............................     (131)       54        544
  Other.....................................................       (3)       17         37
                                                               ------    ------    -------
          Total other income (expense)......................     (137)       60     (1,887)
                                                               ======    ======    =======
Earnings (loss) before income taxes.........................     (222)      430      3,344
Income tax provision -- deferred............................       --        17      1,428
                                                               ------    ------    -------
Net income (loss) before extraordinary item.................     (222)      413      1,916
Extraordinary loss..........................................       --        --     (4,002)
                                                               ------    ------    -------
Net income (loss)...........................................   $ (222)   $  413    $(2,086)
                                                               ======    ======    =======
Earnings (loss) per share:
  Basic:
     Before extraordinary item..............................                       $   .21
                                                                                   =======
     Extraordinary item.....................................                       $  (.44)
                                                                                   =======
     Net loss...............................................                       $  (.23)
                                                                                   =======
  Diluted:
     Before extraordinary item..............................                       $   .17
                                                                                   =======
     Extraordinary item.....................................                       $  (.35)
                                                                                   =======
     Net loss...............................................                       $  (.18)
                                                                                   =======
Pro forma information:
  Additional income tax expense.............................       --       146
                                                               ======    ======
  Pro forma net earnings (loss).............................   $ (222)   $  267
                                                               ======    ======
  Pro forma earnings (loss) per share, basic and diluted....   $ (.04)   $  .05
                                                               ======    ======
Weighted average common shares outstanding, basic...........    5,600     5,600      9,064
                                                               ======    ======    =======
Weighted average common shares outstanding, diluted.........    5,600     5,749     11,500
                                                               ======    ======    =======

   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                             STOCKHOLDERS' EQUITY
                                     ---------------------------------------------------------------------
                                     PARTNERS             ADDITIONAL                  RETAINED
                                      CAPITAL    COMMON    PAID-IN       DEFERRED     EARNINGS
                                     (DEFICIT)   STOCK     CAPITAL     COMPENSATION   (DEFICIT)    TOTAL
                                     ---------   ------   ----------   ------------   ---------   --------
Balance at January 1, 1994.........   $  (912)    $ --     $     --       $  --        $    --    $     --
  Net loss.........................      (657)      --           --          --             --          --
  Capital contribution.............     1,515       --           --          --             --          --
                                      -------     ----     --------       -----        -------    --------
Balance at December 31, 1994.......       (54)      --           --          --             --          --
  Net loss.........................      (222)      --           --          --             --          --
                                      -------     ----     --------       -----        -------    --------
Balance at December 31, 1995.......      (276)      --           --          --             --          --
  Net earnings through date of
     corporate Capitalization......       447       --           --          --             --          --
  Net increase in equity arising
     from affiliate Transactions...     5,285       --           --          --             --          --
  Issuance of stock in corporate
     capitalization................    (5,456)      20        5,436          --             --       5,456
  Sale of stock....................        --       20        9,980          --             --      10,000
  Issuance of stock options and
     warrants for drilling
     agreements and debt...........        --       --        1,319          --             --       1,319
  Issuance of stock and options for
     property and Equipment........        --       16        9,494          --             --       9,510
  Net loss from date of corporate
     capitalization to December 31,
     1996..........................        --       --           --          --            (34)        (34)
                                      -------     ----     --------       -----        -------    --------
Balance at December 31, 1996.......        --       56       26,229          --            (34)     26,251
  Net loss.........................        --       --           --          --         (2,086)     (2,086)
  Issuance of stock options to
     employees.....................        --       --           60         (53)            --           7
  Sale of stock....................        --       89      107,020          --             --     107,109
  Issuance of stock options and
     warrants......................        --       --        5,068          --             --       5,068
  Executive compensation
     agreements....................        --       --          250        (205)            --          45
  Issuance of stock for
     acquisitions..................        --       37       42,031          --             --      42,068
                                      -------     ----     --------       -----        -------    --------
Balance at December 31, 1997.......   $    --     $182     $180,658       $(258)       $(2,120)   $178,462
                                      =======     ====     ========       =====        =======    ========

   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               1995        1996        1997
                                                              -------    --------    --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $  (222)   $    413    $ (2,086)
  Adjustments to reconcile net earnings (loss) to net cash
     (used in) provided by operating activities:
     Depreciation and amortization..........................      791       1,126       7,943
     (Gain) loss on sale of assets..........................      131         (54)       (544)
     Extraordinary loss.....................................       --          --       4,002
     Compensation expense...................................       --          --          52
     Deferred income taxes..................................       --          17       1,428
     Change in assets and liabilities, net of effects of
       affiliate transactions:
       Decrease (increase) in accounts receivable...........      242      (2,059)    (18,407)
       Increase in prepaid expenses.........................       --          --        (537)
       Decrease (increase) in other assets..................       (6)       (185)        513
       Increase (decrease) in accrued liabilities...........     (237)        251       4,814
       Increase (decrease) in accounts payable..............     (389)       (383)      1,432
       Increase (decrease) in payable to affiliate..........       --         412          82
                                                              -------    --------    --------
          Net cash (used in) provided by operating
            activities......................................      310        (462)     (1,308)
                                                              -------    --------    --------
Cash flows from investing activities:
  Acquisition of property and equipment.....................   (2,088)    (10,578)    (60,924)
  Acquisition of businesses.................................       --          --     (26,056)
  Proceeds from sale of assets..............................      378         137       1,390
  Purchase of investments...................................       --          --        (880)
                                                              -------    --------    --------
          Net cash used in investing activities.............   (1,710)    (10,441)    (86,470)
                                                              -------    --------    --------
Cash flows from financing activities:
  Payments made to affiliates...............................   (8,828)    (19,719)         --
  Advances received from affiliates.........................   10,228      18,791          --
  Proceeds from borrowings..................................       --       7,000      49,780
  Net proceeds from issuance of stock.......................       --      10,000     107,109
  Debt issuance costs.......................................       --        (206)       (761)
  Payments on long-term debt................................       --          --     (24,011)
  Payments under line of credit.............................       --          --      (8,701)
  Borrowings under line of credit...........................       --          --       8,701
                                                              -------    --------    --------
          Net cash provided by financing activities.........    1,400      15,866     132,117
                                                              -------    --------    --------
Net change in cash..........................................       --       4,963      44,339
Cash at beginning of period.................................       --          --       4,963
                                                              -------    --------    --------
Cash at end of period.......................................  $    --    $  4,963    $ 49,302
                                                              =======    ========    ========
Cash paid during the period for interest....................  $    --    $     --    $  2,854
Cash paid during the period for income taxes................  $    --    $     --    $     --
                                                              =======    ========    ========

                       BAYARD DRILLING TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

Supplemental noncash activity:

     During 1995 an affiliate transferred drilling equipment to the Company at the affiliate's basis totaling $173, net of accumulated depreciation of $1,306, which has been reflected as an increase in payable to affiliate. Additionally, the Company acquired property and equipment through trade payables totaling $1,180.

     During 1996 the Company acquired property and equipment totaling $9,841 through the issuance of stock and options and assumed a net deferred income tax liability of $331. The Company acquired property and equipment through trade payables and payables to affiliate totaling $1,390. The Company transferred property and equipment totaling $29, net of accumulated depreciation of $1,254 to an affiliate which has been reflected as a decrease in payables to affiliates. The Company issued stock options and warrants in exchange for certain drilling agreements and debt. The stock options were valued at $1,100 and the warrants associated with the debt were valued at $219.

     Additionally in 1996, the Company transferred the following assets and liabilities to affiliates, which resulted in a net increase in equity at the time of corporate capitalization, effective December 1, 1996.

Accounts receivable.........................................  $  2,667
Other assets................................................        17
Cash........................................................     9,252
Accounts payable and accrued liabilities....................    (1,799)
Payable to affiliates.......................................   (15,422)
                                                              --------
                                                              $ (5,285)
                                                              ========

     During 1997 the Company acquired property and equipment through the issuance of stock and options for $41,510 and through the issuance of trade payables of $6,405. See -- Note "C" for further detail on such activity.

   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF OPERATIONS

     Bayard Drilling Technologies, Inc. together with its predecessor, (the "Company"), a Delaware corporation, is the successor to the drilling operations of Anadarko Drilling Company ("Anadarko"), which began drilling operations in 1980. The Company provides land-based contract drilling services to major and independent oil and gas companies in the Mid-Continent and Gulf Coast regions of the United States.

     Beginning in October 1996, AnSon Partners Limited Partnership ("APLP") initiated a series of transactions among its wholly owned affiliates, Anadarko, a partnership, and Bayard Drilling Company ("BDC"), a corporation, and the Company. These series of transactions resulted in the corporate capitalization of the Company in December 1996 with net assets, primarily drilling rigs, previously owned by Anadarko. Such transactions were accounted for as a reorganization of entities under common control.

NOTE B -- SUMMARY OF ACCOUNTING POLICIES

     The summary of significant accounting policies applied in the preparation of the accompanying financial statements follows.

1. BASIS OF PRESENTATION AND CONSOLIDATION

     The financial statements and information for periods prior to December 1, 1996 represent those of the predecessor. The consolidated financial statements for periods after December 31, 1996 include the accounts of the Company and its wholly owned subsidiaries, Trend Drilling Company ("Trend"), WD Equipment, L.L.C. and Bonray Drilling Corporation. All significant intercompany accounts and transactions have been eliminated.

2. CASH

     The Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains its cash in a bank deposit account, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. At December 31, 1997, the Company had cash and cash equivalents in or at four financial institutions, where the balance exceeded federally insured limits, in total, by approximately $48.9 million.

3. RESTRICTED INVESTMENTS

     Restricted investments consist of certificates of deposits pledged to state insurance departments and insurance companies to support payment of workers compensation claims.

4. CONCENTRATION OF CREDIT RISK

     The primary market for the Company's services are independent oil and gas companies whose level of activities are related to, among other things, oil and gas prices. The Company performs ongoing credit evaluations of its customers and provides for potential credit losses when necessary. No allowance was required at December 31, 1997, 1996 or 1995. At December 31, approximately 53% of the Company's trade receivables and over 63% of total revenues were derived from the Company's five largest customers in terms of total revenues.

5. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Drilling equipment is depreciated using the declining balance method (which approximates straight line) over the estimated useful lives from

                       BAYARD DRILLING TECHNOLOGIES, INC.

five to fifteen years. Other property and equipment are depreciated on the same basis over estimated useful lives from three to ten years. Refurbishments and upgrades of drilling equipment are capitalized if such expenditures are significant and extend the lives of the equipment. Maintenance and repairs are expensed as incurred. When assets are sold, retired or disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

     It is the Company's policy to capitalize interest on construction costs for rig refurbishments during the period in which those costs are incurred. The Company incurred interest costs of approximately $3.6 million during 1997 of which approximately $565,000 was capitalized in property and equipment for rig construction. No interest costs were capitalized in 1996 or 1995.

6. REVENUE RECOGNITION

     Revenues generated from the Company's dayrate drilling contracts are recognized as services are performed and revenues generated from the Company's footage drilling contracts are recognized as a percentage of completion. For all drilling contracts under which the Company bears the risk of completion (such as turnkey contracts) revenues and expenses are recognized using the completed contracts method. When estimates of projected revenues and expenses indicate a loss, the total estimated loss is accrued.

7. NET EARNINGS (LOSS) PER SHARE

     Earnings per share are computed based on the weighted average number of basic and diluted shares outstanding during the period pursuant to SFAS No. 128. SFAS No. 128 simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share and by simplifying the calculation of diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of earnings per share is as follows:

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                     PER
                                                      INCOME          SHARES        SHARE
                                                    (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                    -----------    -------------    ------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before extraordinary item..................    $1,916
                                                      ------
Basic earnings per share..........................     1,916           9,064         $.21
                                                      ------                         ----
Effect of dilutive securities:
  Warrants and options............................                     2,436
                                                                      ------
Diluted earnings per share........................    $1,916          11,500         $.17
                                                      ======          ======         ====

     Pro forma net earnings (loss) per share are presented to reflect the provision for income taxes for periods Anadarko was a partnership.

     Options to purchase 397,000 shares of common stock at $23 per share were granted in November 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire on November 4, 2003, were still outstanding at December 31, 1997.

8. INCOME TAXES

     Historical income taxes were not provided in the financial statements for earnings attributable to Anadarko since the partners would pay income taxes or receive as a deduction their distributive share of

                       BAYARD DRILLING TECHNOLOGIES, INC.

Anadarko's taxable income or loss. The proforma income tax expense for 1996 was calculated using an effective tax rate of 38%.

     The Company uses the liability method of accounting for deferred income taxes under SFAS No. 109, whereby deferred tax assets and liabilities are recognized based upon differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

9. GOODWILL AND OTHER ASSETS

     Goodwill related to the acquisition of Trend and Bonray is being amortized over fifteen years. Amortization expense of goodwill of $375,062 has been recognized as of December 31, 1997.

     Other assets consist of (i) organizational costs incurred for the organization of Bayard and (ii) debt issuance costs incurred on the term loan. Amortization expense for organization costs is recognized over five years and debt issuance costs over the life of the loan, which approximates five years, both on a straight-line basis. Amortization expense of $1.4 million and $63,000 has been recognized for the years ended December 31, 1997 and 1996, respectively.

     On an ongoing basis, management reviews the valuation and amortization of goodwill and other intangibles to determine possible impairment. The recoverability of these assets is assessed by determining whether the carrying value can be recovered from undiscounted future cash flows.

10. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period; accordingly actual results could differ from those estimates.

     The Company has significant estimates for workers compensation liability due to the retention of $500,000 per occurrence. At December 31, 1997 and 1996 estimates for this retention were $1.7 million and $20,000, respectively.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and investments which approximate fair value because of the short maturity of those instruments, a payable to an affiliate which approximates fair value due to the demand nature of this obligation, a floating rate term loan which approximates fair value because the interest rate adjusts to the market rate, and notes payable which approximate fair value because the interest rates on these notes reflects the borrowing terms currently available to the Company.

12. STOCK BASED COMPENSATION

     The Company applies APB Opinion 25 in accounting for its stock option plans. Under this standard, compensation expense is only recognized for grants of options, which include an exercise price less than the market price of the stock on the date of grant. Accordingly, based on the Company's grants for 1996 and for the year ended December 31, 1997, the Company recognized $0 and approximately $310,000 of deferred compensation and $0 and approximately $52,000 of compensation expense, respectively resulting in net deferred compensation at December 31, 1997 of $258,000. For grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant, the Company has disclosed

                       BAYARD DRILLING TECHNOLOGIES, INC.

the pro forma effects of recording compensation based on fair value in Note N to the financial statements as allowed by Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation."

NOTE C -- ACQUISITIONS

     On May 1, 1997, the Company completed the acquisition of the common stock of Trend ("Trend Acquisition") for $18 million in cash and 250,000 shares of common stock which equates to $10.64 per share based on the appraisals of the fair market value of the property and equipment acquired of $21,532,000. The Company incurred costs of approximately $307,000 in connection with this acquisition.

     The Trend Acquisition was accounted for as a purchase. The following is an analysis of the allocation of the purchase price:

                                                              (IN THOUSANDS)
Current assets..............................................     $ 2,734
Property and equipment......................................      21,532
Goodwill....................................................       6,330
Current liabilities.........................................      (2,265)
Long-term liabilities.......................................      (1,340)
Deferred income tax liability...............................      (6,330)
                                                                 -------
Purchase price..............................................     $20,661
                                                                 =======

     On May 30, 1997, the Company acquired WD Equipment, L.L.C. (which owned six drilling rigs, but had no operations) from Ward Drilling Company, Inc. ("Ward Acquisition") for approximately $8 million in cash and 400,000 shares of common stock which equates to $8.95 per share based on the appraisal of the fair market value of the assets acquired of $11,931,000. The Company also issued warrants to purchase 200,000 shares of common stock at $10.00 per share. The warrant had an estimated fair market value of $294,000 at the agreement closing date and was recorded as an increase in property and equipment and additional paid in capital.

     On October 16, 1997, the Company completed the acquisition of Bonray ("Bonray Acquisition"), subject to certain working capital adjustments, for 3,015,000 shares of common stock, which equates to $11.86 per share based on the appraisals of the fair market value of the property and equipment acquired of $34,976,000.

     The Bonray Acquisition was accounted for as a purchase. The following is a preliminary analysis of the allocation of the purchase price:

                                                              (IN THOUSANDS)
Current assets..............................................     $ 4,020
Property and equipment......................................      34,976
Goodwill....................................................       6,750
Current liabilities.........................................      (3,162)
Long-term liabilities.......................................         (74)
Deferred income tax liability...............................      (6,750)
                                                                 -------
Purchase price..............................................     $35,760
                                                                 =======

                       BAYARD DRILLING TECHNOLOGIES, INC.

     The following is the unaudited pro forma results of operations as if Trend, Ward and Bonray had been acquired January 1, 1996 and January 1, 1997, respectively:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                               1996           1997
                                                              -------        -------
                                                                  (IN THOUSANDS)
Revenues....................................................  $47,952        $80,670
                                                              =======        =======
Net income (loss)...........................................  $(1,848)       $   256
                                                              =======        =======
Net income (loss) per common share, basic...................  $  (.33)       $   .03
                                                              =======        =======
Net income (loss) per common share, diluted.................  $  (.32)       $   .02
                                                              =======        =======

NOTE D -- PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                                 DECEMBER 31
                                                         ----------------------------
                                                          1995      1996       1997
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Drilling rigs and components...........................  $21,152   $42,303   $173,674
Automobiles, trucks, and trailers......................    1,546       431      2,041
Buildings and property.................................       --        --        461
Furniture, fixtures, and other.........................       69         7        532
                                                         -------   -------   --------
                                                          22,767    42,741    176,708
Less accumulated depreciation..........................   16,424    15,768     21,035
                                                         -------   -------   --------
                                                         $ 6,343   $26,973   $155,673
                                                         =======   =======   ========

NOTE E -- CHANGE IN ESTIMATED LIVES

     Effective January 1, 1995, the Company changed the estimated remaining lives of its drilling rigs and other related drilling equipment to 84 months from remaining lives which ranged from 31 months to 113 months. The Company also changed the estimated remaining life of drill collars from 20 months to 36 months. These changes were made to more closely approximate the remaining useful lives of such assets. The effect of this change was to decrease the historical net loss by approximately $539,000 and to reduce the pro forma net loss by approximately $539,000 or $.05 per share for the year ended December 31, 1995.

     Effective January 1, 1996, the Company changed the estimated remaining lives of certain drilling component equipment from 84 months to 120 months and changed the estimated remaining life of drill collars and pipe from 36 months to 60 months. After review and study by the Company, the useful lives of drilling rigs acquired after January 1, 1996 were changed from 84 months to 144 months. These changes were made to more closely approximate the remaining useful lives of such assets. The effect of these changes was to increase the historical net earnings by approximately $405,000 and to increase pro forma net earnings by approximately $251,000, net of pro forma income taxes of $154,000, or $.02 per share for the year ended December 31, 1996.

     Effective July 1, 1997, the Company changed the estimated remaining lives of its drilling rigs and other related drilling equipment to 180 months from remaining lives of 144 months. These changes were made to more closely approximate the remaining useful lives of such assets. The effect of these changes was to increase earnings for the year ended December 31, 1997 by approximately $505,000, net of income taxes of $310,000, or $.04 per share, on a diluted basis.

                       BAYARD DRILLING TECHNOLOGIES, INC.

NOTE F -- INCOME TAXES

     On October 28, 1996, Anadarko conveyed its operating assets to its wholly-owned subsidiary, BDC, which caused a change in tax status of the drilling operations from a partnership to a taxable corporation. A deferred tax asset was recognized for the temporary differences which existed at the date of conveyance together with a related valuation allowance. At December 31, 1997, the Company has net operating loss carry forwards of approximately $2 million, of which $418,000 and $1,582,000 will expire in 2011 and 2012, respectively, if unused.

     Income tax expense for the years ended December 31, 1995, 1996 and 1997 is summarized as follows:

                                                            1995      1996      1997
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Current..................................................  $   --    $   --    $   --
Deferred.................................................      --        17     1,428
                                                           ------    ------    ------
                                                           $   --    $   17    $1,428
                                                           ======    ======    ======

     Components of net deferred income tax liabilities are as follows:

                                                 OCTOBER 28     DECEMBER 31     DECEMBER 31
                                                 -----------    ------------    ------------
                                                    1996            1996            1997
                                                 -----------    ------------    ------------
                                                               (IN THOUSANDS)
Deferred tax assets (liabilities)
  Operating loss carryforwards.................    $    --         $ 167          $    760
  Property and equipment.......................      1,818          (515)          (14,314)
  Total valuation allowance....................     (1,818)           --                --
                                                   -------         -----          --------
     Net deferred tax liabilities..............    $    --         $(348)         $(13,554)
                                                   =======         =====          ========

     The Company's actual income tax expense, before extraordinary item, differed from the federal statutory expense (based on a federal statutory rate of 34%) for the years ended December 31, as follows:

                                                             1995    1996      1997
                                                             ----    -----    ------
                                                                 (IN THOUSANDS)
Income tax expense (benefit) at federal statutory rate.....  $(75)   $ 146    $1,069
State income taxes.........................................    --       --       201
Amortization of goodwill...................................    --       --       142
Other items................................................    --                 16
Exclusion of partnership income taxes......................    75     (129)       --
                                                             ----    -----    ------
                                                             $ --    $  17    $1,428
                                                             ====    =====    ======

     The Company's valuation allowance on tax assets was established October 28, 1996 due to a change in taxable status and decreased $1,818,000 during the period from October 28, 1996 to December 31, 1996. The Company was not a taxable entity in 1995. Effective December 1, 1996, the Company acquired assets with deferred tax liabilities of approximately $2 million in which the purchase price allocation resulted in the reduction of the Company's tax asset valuation allowance of approximately $1,724,000. In 1997 the Company acquired assets with deferred tax liabilities of approximately $13,080,000, which eliminated the Company's tax asset valuation.

                       BAYARD DRILLING TECHNOLOGIES, INC.

NOTE G -- LONG-TERM DEBT AND SUBORDINATED NOTES

     Long-term debt at December 31, 1996 consisted of borrowings under loan agreements (the "Loan Agreements") which provide for a term loan (the "Term Loan") and a revolving loan (the "Revolving Loan"). The Term Loan of $7,000,000 bore interest at the Company's choice of LIBOR plus 4.25% (9.65% at December 31, 1996) or the prime rate of Chase Manhattan Bank, N.A. and required monthly payments of principal and interest in amounts sufficient to repay borrowings at maturity on March 31, 2002. The Loan Agreements permitted borrowings to a maximum of $20 million under the Term Loan if defined collateral provisions are met. The loan was collateralized by drilling equipment. The Loan Agreements also permitted borrowings up to $4 million under the Revolving Loan through December 31, 1998 subject to a $2 million limitation if the borrowings under the Term Loan exceed $17 million.

     Starting in 1997, the Loan Agreements require the maintenance of defined collateral values, cash flow and liquidity ratios, financial reporting requirements, and the maintenance of total liabilities to tangible net worth not greater than 1.25 and impose certain limitations on capital expenditures and the incurrence of additional debt.

     In May 1997, the Company amended and increased the availability under the Loan Agreements. The Term Loan provides the Company up to $30.5 million for the purchase of additional land drilling rigs, the refurbishment of such rigs and equipment and for working capital purposes. The Revolving Loan provides revolving credit loans of up to $10 million ($2 million of which is available for the issuance of letters of credit) for general corporate purposes. Amounts outstanding under the Revolving Loan (none at December 31, 1997) bear interest based on Fleet National Bank's prime rate plus 1.5% (approximately 10% at December 31) and mature in April 2000. Amounts outstanding under the Term Loan of approximately $27.1 million at December 31, 1997, bear interest, at the election of the Company, at floating rates equal to Chase Manhattan Bank's prime rate plus 2.0% or LIBOR plus 4.25% (approximately 10% at December 31) and mature in March 2002. The Loan Agreements are collateralized by substantially all of the assets of the Company, including drilling rigs, equipment and drilling contracts, and contain customary restrictive covenants (including covenants restricting the ability of the Company to pay dividends or encumber assets) and an affirmative covenant to maintain Total Available Liquidity (as defined in the Loan Agreements) of at least $4.5 million through December 31, 1997 and $3 million through December 31, 1998. Pursuant to the Loan Agreements, the Company must maintain certain financial ratios, including a Cash Flow Coverage ratio (as defined in the Loan Agreements) of at least 1.25 to 1 until December 1997, 1.5 to 1 in 1998 and 1.75 to 1 thereafter, and a ratio of Total Liabilities (as defined in the Loan Agreements) to Tangible Net Worth no greater than 1.25 to 1 in 1997 and 1 to 1 in 1998. Under the Loan Agreements the Company is obligated to pay certain fees, including an annual commitment fee in an amount equal to 0.5% of the unused portion of the commitment.

     Additionally, the Company issued Subordinated Notes due May 1, 2003 in the original principal amounts of $18 million and $2.52 million (the "Subordinated Notes") to Chesapeake Energy Corporation ("Chesapeake") and Energy Spectrum Partners LP ("Energy Spectrum"), respectively. The Subordinated Notes bear interest at either (i) 11% per annum, payable in cash or (ii) 12.875% per annum, payable in the form of additional Subordinated Notes, which interest is payable quarterly in arrears. As a result of the debt discount on Energy Spectrum's Subordinated Notes, the effective interest rate approximates 14%. On each quarterly interest payment date, the Company may make an election as to the interest rate to be applied for the previous quarter. The Subordinated Notes are redeemable, solely at the option of the Company, in whole or in part, at any time after May 31, 1998 at varying redemption prices. The Company must offer to redeem the Subordinated Notes upon the occurrence of certain events constituting a "Change of Control" (as defined in the Subordinated Notes) at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption. The Subordinated Notes are convertible into Common Stock at the option of the Company, in whole or in part, in conjunction with a "Convertible Event" (as defined in the Subordinated Notes), which includes certain underwritten public offerings (including the

                       BAYARD DRILLING TECHNOLOGIES, INC.

Initial Public Offering), mergers, consolidations and other business combination transactions. The Subordinated Notes are general unsecured subordinated obligations of the Company that are subordinated in rights of payment to all existing and future senior indebtedness of the Company, pari passu with all existing and future subordinated indebtedness of the Company and senior in right of payment to all future junior subordinated indebtedness of the Company. At December 31, 1997 the amount of Subordinated Notes outstanding was approximately $2.5 million as the $18 million Subordinated Note to Chesapeake was extinguished in November 1997 with proceeds from the Initial Public Offering. See Note "J" for further discussion on the discount that was recorded related to this subordinate debt.

     The Company also has three notes totaling approximately $3.4 million at December 31, 1997, with a capital financing corporation. The debt bears interest at December 31, 1997 of 9.5% and is collateralized by certain equipment (top drives) of the Company. The debt matures in July, October and November of 2000. The note agreement does not specify any restrictive financial covenants that must be met but contains a cross default provision that states any default on the Company's Term or Revolving Notes constitutes a default on this note as well.

     The Company recorded an extraordinary loss of $4.0 million (net of income tax effect of $1.3 million) in the fourth quarter relating to the early extinguishment of certain subordinate debt in the amount of approximately $2.1 million and other payments in the amount of approximately $3.2 million by utilizing proceeds from the Company's Initial Public Offering completed in November 1997.

     At December 31, 1997, the aggregate yearly maturities of long-term obligations are as follows:

                        YEAR ENDING
                        DECEMBER 31
                        -----------
  1998......................................................  $ 7,450,000
  1999......................................................    7,647,000
  2000......................................................    7,331,000
  2001......................................................    6,385,000
  2002......................................................    1,706,000
  Thereafter................................................    2,520,000
                                                              -----------
                                                              $33,039,000
                                                              ===========

NOTE H -- RELATED PARTY TRANSACTIONS

     Before the corporate capitalization, Anson Gas Corporation, a wholly owned affiliate of APLP, served as the managing general partner responsible for all management and operational functions of the Company and charged the Company for such expenses. The Company expensed approximately $198,000 and $390,000 for such services received in 1996 and 1995, respectively.

     Prior to December 31, 1996, the Company and its affiliates made advances to each other from time to time, which generally had no specific repayment terms

     In December 1996, Anadarko granted the Company a transferable option, exercisable at any time prior to June 30, 1998, to either purchase from Anadarko a storage yard located in Weatherford, Oklahoma (the "Weatherford Storage Yard") for a price of $1,000 in cash or lease from Anadarko, for any period specified by the Company through a date not later than December 31, 1999, the Weatherford Storage Yard for a lease price of $100 per year. In August 1997, the Company acquired from Anadarko approximately 5 acres of land also in Weatherford, Oklahoma, in consideration for the relinquishment by the Company of the option to acquire or lease the Weatherford Storage Yard.

     In May 1997, the Company paid Energy Spectrum a fee in the amount of $220,000 for financial advisory and other services rendered to the Company in connection with the completion of the Trend Acquisition,

                       BAYARD DRILLING TECHNOLOGIES, INC.

including the evaluation and negotiation of the Trend Acquisition and for assistance in the arrangement of alternative financing sources and structuring, negotiating and closing the amended financing arrangements with CIT and Fleet. The Company also reimbursed Energy Spectrum for expenses incurred in connection with the rendering of such services.

     The Company purchased drilling equipment and supplies from an affiliate totaling $2,862,000, and $779,000 in 1996 and 1995, respectively. The Company also transferred drilling equipment to an affiliate at the Company's basis totaling $29,000, net of accumulated depreciation, which resulted in a decrease in payable to affiliate. The Company has in the past purchased rigs and related equipment from U.S. Rig & Equipment, Inc., an affiliate of Roy T. Oliver, who served as a director of the Company until his resignation on August 13, 1997. During 1997, the Company purchased approximately $5.0 million from U.S. Rig & Equipment, Inc. Additionally, in August 1997, the Company sold one of its rigs to an affiliate of Mr. Oliver for $500,000. Additionally, in November 1997, the Company agreed to acquire six rigs and related drilling equipment for $14 million and such rigs will require additional refurbishment prior to placement into service. In connection therewith, the Company made a cash down payment of $3.5 million and closed the transaction in January 1998.

     The Company has engaged affiliates of APLP and other related affiliates for trucking services related to the movement of the Company's rigs on numerous occasions. During 1997, the Company utilized these affiliates in consideration for such trucking services of approximately $1.7 million.

     Since December 13, 1996, APLP has made available to the Company certain of APLP's employees, office space and administrative equipment, such as computer and telephone systems. In consideration for such assistance, the Company has reimbursed APLP approximately $236,000 as of December 31, 1997.

     Interest expense incurred during 1997 included approximately $680,000 to current or former affiliates.

NOTE I -- SIGNIFICANT CUSTOMERS

     During the year ended December 31, 1997, approximately 30% of revenues were generated from current or former affiliated customers. Except for six rigs under long term contracts with Chesapeake, dayrates billed to affiliated customers approximated those billed to nonaffiliated customers. During 1996, sales to two customers were, respectively, 75% (inclusive of $798,000 attributable to Chesapeake, which became an affiliate in December 1996) and 18% of drilling revenues. During 1995, sales to one customer totaled 36% of drilling revenue.

NOTE J -- STOCKHOLDER'S EQUITY AND OPTIONS

     In December 1996, the Company issued 2,000,000 shares of Common Stock to Anadarko for the operating assets of BDC, Anadarko's subsidiary. Further, the Company issued 2,000,000 shares of Common Stock to Energy Spectrum for $10 million cash. The Company also acquired six drilling rigs and related equipment by the issuance of 1,600,000 shares of Common Stock and put options on the Company's common stock. The drilling rigs were recorded in accordance with appraisals of the estimated fair value of the assets acquired ($9.5 million) and the net deferred income tax liability assumed. The estimated fair value of the put options are recorded as additional contributed capital to the Company.

     The Company executed in December 1996 certain drilling agreements to supply six drilling rigs to Chesapeake at rates equal to defined comparable market rates but not less than $5,000 per day per rig. The Company granted the operator an option to purchase 2,000,000 shares of Common Stock at $6 per share, subject to performance of the operator under the drilling agreement. The estimated fair value of the options of $1,100,000 was recorded as additional paid-in capital and a deferred charge to be amortized over a twelve month period consistent with the annual negotiations of contract terms. At December 31, 1997, the deferred charge was fully amortized, and the Company and Chesapeake were unable to agree on an appropriate rate

                       BAYARD DRILLING TECHNOLOGIES, INC.

adjustment related to these drilling agreements, therefore the Company exercised its option to terminate the Chesapeake Drilling Agreements

     In February 1997, the Company sold 100,000 shares of Common Stock at $2.50 per share to the President of the Company, which are subject to the terms of a Restricted Stock Award Agreement. Deferred compensation in the amount of $250,000 was recorded related to this stock grant as the purchase price was below the fair market value of the Company's Common Stock at the date of grant. See -- Note "N".

     On December 10, 1996, the Company granted the issuer of the Term Loan (Note
G) warrants to immediately purchase up to 290,000 shares of the Company's Common Stock at $8 per share or up to 300,000 shares at $8 per share when total outstanding Common Stock exceeds 6,000,000 shares. The warrants expire at the earlier of December 13, 2001 or eighteen months after completion of an initial public stock offering by the Company. The warrant holder can also elect to receive in stock the excess of the stock market value over the warrant exercise price. These warrants have an estimated fair value of $219,000, which has been recorded as debt issue costs and is being amortized over the term of the loan.

     The Company purchased during May 1997, two drilling rigs from U.S. Rig & Equipment, Inc. for cash and granted options to purchase 100,000 shares of Common Stock at $8 per share.

     In connection with the issuance of Subordinated Notes executed in May 1997, the Company issued 1,140,000 shares of Common Stock at $7 per share. Additionally, the Company issued two series of detachable Warrants, designated as Series A Warrants and Series B Warrants. The Series A Warrants are exercisable at a price of $.01 per share and the Series B Warrants are exercisable at $7.50 per share. Both Warrants expire 72 months from issuance. The Company issued Series A Warrants and Series B Warrants representing the right to purchase 798,000 shares and 912,000 shares of Common Stock, respectively. The fair market value of these warrants at the agreement closing date was $6 million, $4,024,000 of which was attributable to the Subordinated Notes. The warrant value applicable to the Subordinated Notes was allocated between the Subordinated Notes and warrants and recorded as a discount to the Subordinated Notes and additional paid in capital. The remaining discount to be amortized at December 31, 1997 is approximately $429,000. The amortization of this discount has been included in interest expense.

     In June 1997, the Company granted options to employees to purchase 59,600 shares of Common Stock at $8 per share. Deferred compensation in the amount of $59,600 was recorded related to these stock options as the exercise price was below the fair market value of the Company's Common Stock at the date of grant. See -- Note "N". In November 1997, the Company granted options to employees and executive officers to purchase 397,000 shares of Common Stock at $23 per share. During 1996 and 1997, the Company issued stock options to three executive officers pursuant to the 1997 Stock Option and Stock Award Plan to purchase 200,000, 50,000 and 50,000 shares of Common Stock, respectively, at an exercise price of $5, $5 and $10 per share, respectively. None of such options has been exercised, and all of such options remain outstanding.

     In October 1997, the Company consummated the Chesapeake Transactions, resulting in the cancellation of the Chesapeake Option, the payment to the Company of $9 million in cash by Chesapeake, the redemption of the $18 million principal amount of Subordinated Notes held by Chesapeake for an aggregate cash payment by the Company of $18.2 million and the issuance of 3,194,000 shares of Common Stock to Chesapeake.

     At the August 19, 1997 Board of Directors meeting, the number of authorized shares of Common Stock was increased from 10,000,000 to 100,000,000 and the number of authorized shares of preferred stock was increased from 2,000,000 to 20,000,000. Additionally, a two-for-one stock split effected as a stock dividend on August 22, 1997 was approved. All stock option data, per share earnings and references to common stock have been restated to give effect to the stock split.

     On July 31, 1997, Energy Spectrum exercised in full its Series A Warrants, at a price of $0.01 per share, for 98,000 shares of Common Stock.

                       BAYARD DRILLING TECHNOLOGIES, INC.

NOTE K -- COMMITMENTS AND CONTINGENCIES

     The Company has entered into two year employment agreements with three executive officers, which provide for the payment of the remaining term of each agreement upon a change of control. As of December 31, 1997, benefits under such agreements, assuming a change of control, would aggregate approximately $416,000.

     As of December 31, 1997, the Company had construction commitments totaling approximately $14.5 million for rigs in various stages of refurbishment.

     A shortage of drill pipe exists in the contract drilling industry in the United States. This shortage has caused the price of drill pipe to increase significantly over the past 30 months and has required orders for new drill pipe to be placed at least one year in advance of expected use. The price increase and the delay in delivery has caused the Company to substantially increase capital expenditures for drill pipe in recent months. In the event the shortage continues, the Company may be unable to obtain the drill pipe required to expand its contract drilling operations. The Company has committed to purchases of approximately $7.4 million for drill pipe and has approximately $9.0 million of drill pipe ordered which is subject to cancellation without penalty 90 days prior to the scheduled delivery date.

NOTE L -- SUBSEQUENT EVENTS

     Three purported class action lawsuits have been filed against the Company, certain directors and officers of the Company, the managing underwriters of the Initial Public Offering, and certain current and former stockholders of the Company, alleging violations of federal and state securities laws in connection with the Initial Public Offering. The first two suits, Khan and Burkett, were filed in the District Court in and for Oklahoma County, State of Oklahoma on January 14, 1998 and February 2, 1998, respectively. The third suit, Yuan, was filed on February 3, 1998 in the United States District Court for the Western District of Oklahoma.

     The principal plaintiff in Khan is Michael W. Khan. The principal plaintiffs in Burkett are Diane Burkett, Julian Swadel and Robert T. Greenberg. The principal plaintiff in Yuan is Tom Yuan. The defendants in each of the cases include the Company, Chesapeake, Energy Spectrum LLC, James E. Brown, David E. Grose, Carl B. Anderson, III, Merrill A. Miller, Jr., Sidney L. Tassin, Lew O. Ward, Mike Mullen, Roy T. Oliver, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc., Prudential Securities, Inc., Rauscher Pierce Refsnes, Inc. and Raymond James & Associates, Inc.

     The plaintiffs in these lawsuits purport to sue on their own behalf and on behalf of all persons who purchased shares of Common Stock on or traceable to the Initial Public Offering. In each of the lawsuits, plaintiffs allege claims against all defendants under the Securities Act. The two state court actions also assert claims against all defendants under an Oklahoma state securities law.

     All of the suits contain substantially the same allegations. The plaintiffs allege that the registration statement and prospectus for the Initial Public Offering contained materially false and misleading information and omitted to disclose material facts. In particular, the plaintiffs allege that such registration statement and prospectus failed to disclose financial difficulties of Chesapeake, the Company's largest customer, and the effects of such difficulties on Chesapeake's ability to continue to provide the Company with substantial drilling contracts. The petitions further allege that the Company failed to disclose pre-offering negotiations with R. T. Oliver Drilling, Inc., whom the plaintiffs allege was a related party, for the purchase of drilling rigs. In addition, the petitions allege that the Company failed to disclose that its growth strategy required costly refurbishment of older drilling rigs that would dramatically increase the Company's costs, which could not be sustained by internally generated cash flow. In each of these lawsuits, the plaintiffs are seeking rescission and damages.

     The Company believes the allegations in the lawsuits are without merit and is defending vigorously the claims brought against it. The Company is unable, however, to predict the outcome of these lawsuits or the

                       BAYARD DRILLING TECHNOLOGIES, INC.

costs to be incurred in connection with their defense and there can be no assurance that this litigation will be resolved in the Company's favor. An adverse result or prolonged litigation could have a material adverse effect on the Company's financial position or results of operations.

     Since the Consolidation Transactions and the Initial Public Offering of 11,040,000 shares of Common Stock, par value $0.01 per share of the Company, which was completed in November 1997, and prior to December 31, 1997, the Company agreed to purchase six additional rigs from R. T. Oliver for approximately $14 million in cash. The Oliver Acquisition was completed on January 9, 1998. The Company expects to refurbish and purchase complementary equipment, including drill pipe, for these rigs at an aggregate cost of approximately $28 million.

NOTE M -- EMPLOYEE BENEFIT PLAN

     The Company has a profit sharing plan for certain eligible employees who have attained the age of 21 and completed at least one year of service. Participants may contribute up to 15% (20% prior to October 1997) of compensation for any plan year. The Company's discretionary contribution is based on the participants total years of service. The Company has made contributions of approximately $116,000 through December 31, 1997.

NOTE N -- BENEFIT AND COMPENSATION PLAN

     In April 1997, the Board of Directors approved the adoption of an Employee Stock Plan ("the Plan") whereby 1,600,000 shares of Common Stock are authorized for issuance under the Plan to officers and employees. The Plan permits the issuance of qualified or nonqualified stock options, as well as granting of certain other awards, including shares of restricted stock. Options granted become vested at the rate of 20% per year one year after being granted, with the options expiring six years from the original grant date. The exercise price for options granted through December 31, 1997 was based on the Company's estimate of the fair market value on the date of the grant. Through December 31, 1997, 756,600 options and 100,000 shares of restricted stock (denoted below) were issued under the Plan, 40,000 of which were exercisable at December 31, 1997, at a weighted average exercise price of $5.

     Activity pertaining to the Plan is as follows:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------    --------------
Outstanding at December 10, 1996............................        --             --
  Granted...................................................   200,000         $ 5.00
  Exercised.................................................        --             --
                                                               -------
Outstanding at January 1, 1997..............................   200,000         $ 5.00
  Granted...................................................   656,600         $16.16
  Exercised.................................................        --             --
                                                               -------
  December 31, 1997.........................................   856,600         $13.55
                                                               -------

                       BAYARD DRILLING TECHNOLOGIES, INC.

                                                                                FAIR MARKET
                                                                                  VALUE OF
                       WEIGHTED AVERAGE                      WEIGHTED AVERAGE   COMMON STOCK     DEFERRED
EXERCISE   NUMBER OF      REMAINING       WEIGHTED AVERAGE    FAIR VALUE ON      AT DATE OF    COMPENSATION
 PRICE      SHARES     CONTRACTUAL LIFE    EXERCISE PRICE     DATE OF GRANT        GRANT           COST
--------   ---------   ----------------   ----------------   ----------------   ------------   ------------
 $ 2.50     100,000(1)     --                  $ 2.50             $ 5.00           $ 5.00        $205,000
   5.00     250,000       4.95                   5.00               2.09             5.00              --
   8.00      59,600       5.46                   8.00               4.18             9.00          53,000
  10.00      50,000       5.54                  10.00               3.59             9.00              --
  23.00     397,000       5.84                  23.00              10.12            23.00              --

---------------

(1) Unvested restricted stock.

     The Company applies APB Opinion 25 in accounting for the Plan. Had compensation been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                                   DECEMBER 31
                                                              ----------------------
                                                               1996          1997
                                                              -------     ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income (loss):
  As reported...............................................   $267        $(2,086)
  Pro forma (net of effective tax of 38%)...................    261         (2,677)
Earnings per share, basic and fully diluted:
  As reported, basic........................................    .05           (.23)
  Pro forma, basic..........................................    .05           (.30)
  As reported, diluted......................................    .05           (.18)
  Pro forma, diluted........................................    .05           (.23)

     The fair value of each option granted is estimated using the Black-Scholes model. This model includes, among others, a variable of stock volatility. As the Company has not established a significant trading history, the volatility used in the model was .40 for options granted through June 30, 1997 and .43 for options granted since July 1, 1997 based on volatility of the stock price of a similar entity that has been publicly traded for several years. Dividend yield was estimated to remain at zero with risk free interest rates ranging between
5.72 and 6.31 percent. As there is no prior experience available to use in estimating an expected life for the options, an average of the time between the vesting and expiration dates of the options was used in determining the expected lives of the options ranging from 3.5 to 5.5 years. Fair value of options granted during 1997 and 1996 under the Plan were approximately $4.6 million and $416,000, respectively.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

     None.

(a)(3)  EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1       --  Restated Certificate of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-1 dated November 4, 1997,
               Registration No. 333-34451).
 3.2       --  Amended and Restated Bylaws of the Company, as adopted
               August 19, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 dated
               November 4, 1997, Registration No. 333-34451).
 9.1       --  Second Amended and Restated Stockholders and Voting
               Agreement, dated as of October 16, 1997, by and among the
               Company and the several stockholders that are signatories
               thereto (incorporated by reference to Exhibit 9.1 to the
               Company's Registration Statement on Form S-1 dated November
               4, 1997, Registration No. 333-34451).
 9.2       --  First Amendment to Second Amended and Restated Stockholders
               and Voting Agreement, dated as of November 3, 1997, by and among the Company and the several stockholders that are
               signatories hereto (incorporated by reference to Exhibit 9.2 to the Company's Registration Statement on Form S-1 dated
               December 31, 1997, Registration No. 333-43535).
10.1       --  1997 Stock Option and Stock Award Plan of the Company
               (incorporated by reference to Exhibit 10.1 to the Company's
               Registration Statement on Form S-1 dated November 4, 1997,
               Registration No. 333-34451).**
10.2       --  Forms of Non-Qualified Stock Option Agreements under the
               1997 Stock Option and Stock Award Plan (incorporated by
               reference to Exhibit 10.2 to the Company's Registration
               Statement on Form S-1 dated November 4, 1997, Registration
               No. 333-34451).**
10.3       --  Master Agreement, dated as of November 26, 1996, by and among the Company and the stockholders of the Company that are signatories thereto (incorporated by reference to
               Exhibit 10.5 to the Company's Registration Statement on Form
               S-1 dated November 4, 1997, Registration No. 333-34451).
10.4       --  Master Drilling Agreement, dated as of December 10, 1996, by and among the Company, Chesapeake Energy Corporation and
               Chesapeake Operating, Inc. (incorporated by reference to
               Exhibit 10.6 to the Company's Registration Statement on Form
               S-1 dated November 4, 1997, Registration No. 333-34451).
10.5       --  Form of Chesapeake Drilling Agreement, by and between
               Chesapeake Operating, Inc., as Operator, and the Company, as
               Contractor (incorporated by reference to Exhibit 10.7 to the
               Company's Registration Statement on Form S-1 dated November
               4, 1997, Registration No. 333-34451).
10.6       --  Securities Purchase Agreement, dated as of April 30, 1997, by and among the Company, Energy Spectrum Partners LP and
               Chesapeake Energy Corporation (the "May Securities Purchase
               Agreement") (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 dated
               November 4, 1997, Registration No. 333-34451).
10.7       --  Form of Subordinated Note of the Company issued pursuant to the May Securities Purchase Agreement (incorporated by
               reference to Exhibit 10.11 to the Company's Registration
               Statement on Form S-1 dated November 4, 1997, Registration
               No. 333-34451).
10.8       --  Form of Series B Warrant to Purchase Common Stock of the
               Company issued pursuant to the May Securities Purchase
               Agreement (incorporated by reference to Exhibit 10.13 to the
               Company's Registration Statement on Form S-1 dated November
               4, 1997, Registration No. 333-34451).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.9       --  Ward Drilling Company, Inc. Warrant to Purchase Common Stock
               of the Company, dated May 30, 1997 (incorporated by
               reference to Exhibit 10.14 to the Company's Registration
               Statement on Form S-1 dated November 4, 1997, Registration
               No. 333-34451).
10.10      --  Preferential Right to Transport Agreement, dated as of May
               30, 1997, by and between the Company and Geronimo Trucking
               Company (incorporated by reference to Exhibit 10.15 to the
               Company's Registration Statement on Form S-1 dated November
               4, 1997, Registration No. 333-34451).
10.11      --  RR&T, Inc. Warrant to Purchase Common Stock of the Company,
               dated May 1, 1997 (incorporated by reference to Exhibit
               10.16 to the Company's Registration Statement on Form S-1
               dated November 4, 1997, Registration No. 333-34451).
10.12      --  Mike Mullen Warrant to Purchase Common Stock of the Company,
               dated May 1, 1997 (incorporated by reference to Exhibit
               10.17 to the Company's Registration Statement on Form S-1
               dated November 4, 1997, Registration No. 333-34451).
10.13      --  Loan and Security Agreement, dated as of May 1, 1997 by and among Fleet Capital Corporation, the Company and Trend
               Drilling Co. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 dated
               November 4, 1997, Registration No. 333-34451).
10.14      --  Amended and Restated Loan Agreement, dated as of May 1,
               1997, by and among The CIT Group/Equipment Financing, Inc.
               and Fleet Capital Corporation, as Lenders, and the Company
               and Trend Drilling Co., as Borrowers (incorporated by
               reference to Exhibit 10.20 to the Company's Registration
               Statement on Form S-1 dated November 4, 1997, Registration
               No. 333-34451).
10.15      --  Employment Agreement, dated as of December 10, 1996, by and between the Company and James E. Brown (incorporated by
               reference to Exhibit 10.21 to the Company's Registration
               Statement on Form S-1 dated November 4, 1997, Registration
               No. 333-34451).**
10.16      --  Restricted Stock Award Agreement, dated as of December 10,
               1996, by and between the Company and James E. Brown
               (incorporated by reference to Exhibit 10.22 to the Company's
               Registration Statement on Form S-1 dated November 4, 1997,
               Registration No. 333-34451).**
10.17      --  Employment Agreement, dated as of January 1, 1997, by and between the Company and Ed Jacob (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on
               Form S-1 dated November 4, 1997, Registration No.
               333-34451).**
10.18      --  Employment Agreement, dated as of July 16, 1997, by and between the Company and David E. Grose (incorporated by
               reference to Exhibit 10.24 to the Company's Registration
               Statement on Form S-1 dated November 4, 1997, Registration
               No. 333-34451).**
10.19      --  Letter Agreement, dated as of August 20, 1997, by and
               between the Company and Chesapeake Energy Corporation
               (incorporated by reference to Exhibit 10.25 to the Company's
               Registration Statement on Form S-1 dated November 4, 1997,
               Registration No. 333-34451).
10.20      --  Form of Indemnification Agreement entered into by the
               Company and each of the directors and certain officers of
               the Company in connection with the Initial Public Offering
               (incorporated by reference to Exhibit 10.26 to the Company's
               Registration Statement on Form S-1 dated November 4, 1997,
               Registration No. 333-34451).
10.21      --  Agreement and Plan of Merger, dated as of October 9, 1997, by and among DLB Oil & Gas, Inc., the Company, Bonray
               Acquisition Corp. and Bonray Drilling Corporation
               (incorporated by reference to Exhibit 10.27 to the Company's
               Registration Statement on Form S-1 dated November 4, 1997,
               Registration No. 333-34451).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.22      --  1997 Non-Employee Directors' Stock Option Plan of the
               Company (incorporated by reference to Exhibit 10.28 to the
               Company's Registration Statement on Form S-1 dated November
               4, 1997, Registration No. 333-34451).**
10.23      --  Form of Nonqualified Option Agreement under the 1997
               Non-Employee Directors' Option Plan of the Company
               (incorporated by reference to Exhibit 10.29 to the Company's
               Registration Statement on Form S-1 dated November 4, 1997,
               Registration No. 333-34451).**
10.24      --  Registration Rights Agreement, dated as of October 16, 1997, by and among the Company, DLB Oil & Gas, Inc. and Donaldson,
               Lufkin & Jenrette Securities Corporation (incorporated by
               reference to Exhibit 10.30 to the Company's Registration
               Statement on Form S-1 dated November 4, 1997, Registration
               No. 333-34451).
10.25      --  Letter Agreement, dated as of October 3, 1997, by and
               between the Company and The CIT Group/Equipment Financing,
               Inc. (incorporated by reference to Exhibit 10.31 to the
               Company's Registration Statement on Form S-1 dated November
               4, 1997, Registration No. 333-34451).
10.26      --  Second Amended and Restated Registration Rights Agreement,
               dated as of October 30, 1997, by and among the Company and the stockholders of the Company that are signatories thereto
               (incorporated by reference to Exhibit 10.32 to the Company's
               Registration Statement on Form S-1 dated November 4, 1997,
               Registration No. 333-34451).
10.27      --  Stock Transfer Restriction Agreement, dated as of November
               3, 1997, by and between the Company and Donaldson, Lufkin &
               Jenrette Securities Corporation. (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on
               Form S-1 dated December 31, 1997, Registration No.
               333-43535).
10.28      --  Asset Purchase Agreement, dated as of November 25, 1997, by and between the Company and R.T. Oliver Drilling, Inc.
               (incorporated by reference to Exhibit 10.28 to the Company's
               Registration Statement on Form S-1 dated December 31, 1997,
               Registration No. 333-43535).
16.1       --  Letter re: Change in Certifying Accountant.*
21.1       --  Subsidiaries of the Company (incorporated by reference to
               Exhibit 21.1 to the Company's Registration Statement on Form
               S-1 dated November 4, 1997, Registration No. 333-34451).
24.1       --  Powers of Attorney (included in the signature page hereof).
27         --  Financial Data Schedule.*

---------------

 * Filed herewith.

** Management contract or compensatory plan arrangement.

(b) REPORTS OF FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, State of Oklahoma, on March 31, 1998.

                                          BAYARD DRILLING TECHNOLOGIES, INC.

                                          By:      /s/ JAMES E. BROWN
                                            ------------------------------------
                                                       James E. Brown
                                            Chairman of the Board, President and
                                                            Chief
                                                     Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors and officers of Bayard Drilling Technologies, Inc., a Delaware corporation, which is filing an Annual Report on Form 10-K (the "Form 10-K") with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), hereby constitutes and appoints James E. Brown and David E. Grose, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, and in any and all capacities, to sign and file any and all amendments to this Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, it being understood that said attorneys-in-fact and agents, and each of them, shall have full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person and that each of the undersigned hereby ratifies and confirms all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ JAMES E. BROWN                    Chairman of the Board,           March 31, 1998
-----------------------------------------------------    President and Chief Executive
                   James E. Brown                        Officer (Principal Executive
                                                         Officer)

                 /s/ DAVID E. GROSE                    Vice President and Chief         March 31, 1998
-----------------------------------------------------    Financial Officer (Principal
                   David E. Grose                        Financial and Accounting
                                                         Officer)

              /s/ CARL B. ANDERSON, III                Director                         March 31, 1998
-----------------------------------------------------
                Carl B. Anderson, III

                  /s/ MARK LIDDELL                     Director                         March 31, 1998
-----------------------------------------------------
                    Mark Liddell

             /s/ MERRILL A. MILLER, JR.                Director                         March 31, 1998
-----------------------------------------------------
               Merrill A. Miller, Jr.

                /s/ SIDNEY L. TASSIN                   Director                         March 31, 1998
-----------------------------------------------------
                  Sidney L. Tassin

                   /s/ LEW O. WARD                     Director                         March 31, 1998
-----------------------------------------------------
                     Lew O. Ward

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
          3.2            -- Amended and Restated Bylaws of the Company, as adopted
                            August 19, 1997 (incorporated by reference to Exhibit 3.2
                            to the Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
          9.1            -- Second Amended and Restated Stockholders and Voting
                            Agreement, dated as of October 16, 1997, by and among the
                            Company and the several stockholders that are signatories
                            thereto (incorporated by reference to Exhibit 9.1 to the
                            Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
          9.2            -- First Amendment to Second Amended and Restated
                            Stockholders and Voting Agreement, dated as of November
                            3, 1997, by and among the Company and the several
                            stockholders that are signatories hereto (incorporated by
                            reference to Exhibit 9.2 to the Company's Registration
                            Statement on Form S-1 dated December 31, 1997,
                            Registration No. 333-43535).
         10.1            -- 1997 Stock Option and Stock Award Plan of the Company
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
         10.2            -- Forms of Non-Qualified Stock Option Agreements under the
                            1997 Stock Option and Stock Award Plan (incorporated by
                            reference to Exhibit 10.2 to the Company's Registration
                            Statement on Form S-1 dated November 4, 1997,
                            Registration No. 333-34451).
         10.3            -- Master Agreement, dated as of November 26, 1996, by and among the Company and the stockholders of the Company
                            that are signatories thereto (incorporated by reference
                            to Exhibit 10.5 to the Company's Registration Statement
                            on Form S-1 dated November 4, 1997, Registration No.
                            333-34451).
         10.4            -- Master Drilling Agreement, dated as of December 10, 1996, by and among the Company, Chesapeake Energy Corporation
                            and Chesapeake Operating, Inc. (incorporated by reference
                            to Exhibit 10.6 to the Company's Registration Statement
                            on Form S-1 dated November 4, 1997, Registration No.
                            333-34451).
         10.5            -- Form of Chesapeake Drilling Agreement, by and between
                            Chesapeake Operating, Inc., as Operator, and the Company,
                            as Contractor (incorporated by reference to Exhibit 10.7
                            to the Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
         10.6            -- Securities Purchase Agreement, dated as of April 30,
                            1997, by and among the Company, Energy Spectrum Partners
                            LP and Chesapeake Energy Corporation (the "May Securities
                            Purchase Agreement") (incorporated by reference to
                            Exhibit 10.10 to the Company's Registration Statement on
                            Form S-1 dated November 4, 1997, Registration No.
                            333-34451).
         10.7            -- Form of Subordinated Note of the Company issued pursuant to the May Securities Purchase Agreement (incorporated by
                            reference to Exhibit 10.11 to the Company's Registration
                            Statement on Form S-1 dated November 4, 1997,
                            Registration No. 333-34451).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.8            -- Form of Series B Warrant to Purchase Common Stock of the
                            Company issued pursuant to the May Securities Purchase
                            Agreement (incorporated by reference to Exhibit 10.13 to
                            the Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
         10.9            -- Ward Drilling Company, Inc. Warrant to Purchase Common
                            Stock of the Company, dated May 30, 1997 (incorporated by
                            reference to Exhibit 10.14 to the Company's Registration
                            Statement on Form S-1 dated November 4, 1997,
                            Registration No. 333-34451).
         10.10           -- Preferential Right to Transport Agreement, dated as of
                            May 30, 1997, by and between the Company and Geronimo
                            Trucking Company (incorporated by reference to Exhibit
                            10.15 to the Company's Registration Statement on Form S-1
                            dated November 4, 1997, Registration No. 333-34451).
         10.11           -- RR&T, Inc. Warrant to Purchase Common Stock of the
                            Company, dated May 1, 1997 (incorporated by reference to
                            Exhibit 10.16 to the Company's Registration Statement on
                            Form S-1 dated November 4, 1997, Registration No.
                            333-34451).
         10.12           -- Mike Mullen Warrant to Purchase Common Stock of the
                            Company, dated May 1, 1997 (incorporated by reference to
                            Exhibit 10.17 to the Company's Registration Statement on
                            Form S-1 dated November 4, 1997, Registration No.
                            333-34451).
         10.13           -- Loan and Security Agreement, dated as of May 1, 1997 by and among Fleet Capital Corporation, the Company and
                            Trend Drilling Co. (incorporated by reference to Exhibit
                            10.9 to the Company's Registration Statement on Form S-1
                            dated November 4, 1997, Registration No. 333-34451).
         10.14           -- Amended and Restated Loan Agreement, dated as of May 1,
                            1997, by and among The CIT Group/Equipment Financing,
                            Inc. and Fleet Capital Corporation, as Lenders, and the
                            Company and Trend Drilling Co., as Borrowers
                            (incorporated by reference to Exhibit 10.20 to the
                            Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
         10.15           -- Employment Agreement, dated as of December 10, 1996, by and between the Company and James E. Brown (incorporated
                            by reference to Exhibit 10.21 to the Company's
                            Registration Statement on Form S-1 dated November 4,
                            1997, Registration No. 333-34451).
         10.16           -- Restricted Stock Award Agreement, dated as of December
                            10, 1996, by and between the Company and James E. Brown
                            (incorporated by reference to Exhibit 10.22 to the
                            Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
         10.17           -- Employment Agreement, dated as of January 1, 1997, by and between the Company and Ed Jacob (incorporated by
                            reference to Exhibit 10.23 to the Company's Registration
                            Statement on Form S-1 dated November 4, 1997,
                            Registration No. 333-34451).
         10.18           -- Employment Agreement, dated as of July 16, 1997, by and between the Company and David E. Grose (incorporated by
                            reference to Exhibit 10.24 to the Company's Registration
                            Statement on Form S-1 dated November 4, 1997,
                            Registration No. 333-34451).
         10.19           -- Letter Agreement, dated as of August 20, 1997, by and
                            between the Company and Chesapeake Energy Corporation
                            (incorporated by reference to Exhibit 10.25 to the
                            Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.20           -- Form of Indemnification Agreement entered into by the
                            Company and each of the directors and certain officers of
                            the Company in connection with the Initial Public
                            Offering (incorporated by reference to Exhibit 10.26 to
                            the Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
         10.21           -- Agreement and Plan of Merger, dated as of October 9,
                            1997, by and among DLB Oil & Gas, Inc., the Company,
                            Bonray Acquisition Corp. and Bonray Drilling Corporation
                            (incorporated by reference to Exhibit 10.27 to the
                            Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
         10.22           -- 1997 Non-Employee Directors' Stock Option Plan of the
                            Company (incorporated by reference to Exhibit 10.28 to
                            the Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
         10.23           -- Form of Nonqualified Option Agreement under the 1997
                            Non-Employee Directors' Option Plan of the Company
                            (incorporated by reference to Exhibit 10.29 to the
                            Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
         10.24           -- Registration Rights Agreement, dated as of October 16,
                            1997, by and among the Company, DLB Oil & Gas, Inc. and
                            Donaldson, Lufkin & Jenrette Securities Corporation
                            (incorporated by reference to Exhibit 10.30 to the
                            Company's Registration Statement on Form S-1 dated
                            November 4, 1997, Registration No. 333-34451).
         10.25           -- Letter Agreement, dated as of October 3, 1997, by and
                            between the Company and The CIT Group/Equipment
                            Financing, Inc. (incorporated by reference to Exhibit
                            10.31 to the Company's Registration Statement on Form S-1
                            dated November 4, 1997, Registration No. 333- 34451).
         10.26           -- Second Amended and Restated Registration Rights
                            Agreement, dated as of October 30, 1997, by and among the
                            Company and the stockholders of the Company that are
                            signatories thereto (incorporated by reference to Exhibit
                            10.32 to the Company's Registration Statement on Form S-1
                            dated November 4, 1997, Registration No. 333-34451).
         10.27           -- Stock Transfer Restriction Agreement, dated as of
                            November 3, 1997, by and between the Company and
                            Donaldson, Lufkin & Jenrette Securities Corporation
                            (incorporated by reference to Exhibit 10.27 to the
                            Company's Registration Statement on Form S-1 dated
                            December 31, 1997, Registration No. 333-43535).
         10.28           -- Asset Purchase Agreement, dated as of November 25, 1997, by and between the Company and R.T. Oliver Drilling, Inc
                            (incorporated by reference to Exhibit 10.28 to the
                            Company's Registration Statement on Form S-1 dated
                            December 31, 1997, Registration No. 333-43535).
         16.1            -- Letter re: Change in Certifying Accountant.*
         21.1            -- Subsidiaries of the Company (incorporated by reference to
                            Exhibit 21.1 to the Company's Registration Statement on
                            Form S-1 dated November 4, 1997, Registration No.
                            333-34451).
         24.1            -- Powers of Attorney (included in the signature page
                            hereof).
         27              -- Financial Data Schedule.*

---------------

* Filed herewith.