Form 10-Q
period 1998-03-31
BAYARD DRILLING TECHNOLOGIES INC
filed 1998-05-15
CIK 1044478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934. For the transition period from          to        .
                                                            --------   --------

                        Commission file number 001-13553


                       BAYARD DRILLING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            73-1508021
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

 4005 NW EXPRESSWAY, SUITE 550E                                 73116-1679
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
                                                        YES  X   NO
                                                           -----    -----

Outstanding shares of the registrant's common stock, par value $0.01 per share, at May 15, 1998: 18,193,945.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                                      INDEX




                                                                                                           PAGE NO.

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997...............................1

             Statements of Operations (unaudited) - Three months ended
             March 31, 1998 and 1997.........................................................................2

             Statements of Equity (Deficit) for the years ended December 31, 1996 and
             1997 and three months ended March 31, 1998 (unaudited)..........................................3

             Statements of Cash Flows (unaudited) - Three months ended March 31,
             1998 and 1997...................................................................................4

             Notes to Financial Statements (unaudited).......................................................5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................6

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...............................................................................12

Item 2.      Changes in Securities and Use of Proceeds.......................................................12

Item 6.      Exhibits and reports on Form 8-K................................................................14

Signatures...................................................................................................17

Index to Exhibits............................................................................................18

                          PART I. FINANCIAL INFORMATION

                       BAYARD DRILLING TECHNOLOGIES, INC.

ITEM 1.           FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                      (In thousands, except per share data)
                  (Information at March 31, 1998 is unaudited)

                                     ASSETS



                                                                                            DECEMBER 31,  MARCH 31,
CURRENT ASSETS:                                                                                1997          1998
                                                                                            ------------  ---------

     Cash ................................................................................   $  49,302    $  27,738
     Restricted investments ..............................................................         880          524
     Accounts receivable .................................................................      19,491       23,112
     Prepaid expenses and other current assets ...........................................         538        1,065
                                                                                             ---------    ---------
               Total current assets ......................................................      70,211       52,439
Property, plant and equipment, net .......................................................     155,673      179,807
Goodwill, net of accumulated amortization of $375 at
     December 31, 1997 and $593 at March 31, 1998 ........................................      12,704       12,487
Other assets .............................................................................       1,900        1,861
                                                                                             ---------    ---------
               Total assets ..............................................................   $ 240,488    $ 246,594
                                                                                             =========    =========


                        LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable ....................................................................   $   8,246    $  14,028
     Payable to affiliate ................................................................         494           --
     Accrued liabilities .................................................................       5,067        4,749
     Current portion of long-term debt ...................................................       7,450        7,450
                                                                                             ---------    ---------
               Total current liabilities .................................................      21,257       26,227
                                                                                             ---------    ---------
Deferred income tax liabilities ..........................................................      13,554       14,848
                                                                                             ---------    ---------
Other long term liabilities ..............................................................       2,055        2,039
                                                                                             ---------    ---------
Long-term debt, less current maturities ..................................................      23,069       21,137
                                                                                             ---------    ---------
Subordinated notes, net of debt discount of $429 at
     December 31, 1997 and $409 at March 31, 1998 ........................................       2,091        2,111
                                                                                             ---------    ---------

Commitments and Contingencies

EQUITY (DEFICIT):
     Stockholders' equity
               Preferred stock, $0.01 par value, 20,000,000 shares authorized; none
                    issued or outstanding ................................................          --           --
              Common stock, $0.01 par value, 100,000,000 shares authorized;
                    18,183,945 shares issued and outstanding at December 31, 1997
                    and at March 31, 1998 ................................................         182          182
              Additional paid-in capital (net of deferred compensation of $258 at
                    December 31, 1997 and $245 at March 31, 1998) ........................     180,400      180,413
     Retained earnings (accumulated deficit) .............................................      (2,120)        (363)
                                                                                             ---------    ---------
              Total equity ...............................................................     178,462      180,232
                                                                                             ---------    ---------
              Total liabilities and equity ...............................................   $ 240,488    $ 246,594
                                                                                             =========    =========


The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              1997            1998
                                                          ------------    ------------
REVENUES:
     Drilling .........................................   $      4,111    $     23,962
     Other ............................................             --              --
                                                          ------------    ------------
          Total revenues ..............................          4,111          23,962
                                                          ------------    ------------
COST AND EXPENSES:
     Drilling .........................................          3,047          17,221
     General and administrative .......................            195             755
     Depreciation and amortization ....................            876           3,169
                                                          ------------    ------------
          Total costs and expenses ....................          4,118          21,145
                                                          ------------    ------------
          Operating income (loss) .....................             (7)          2,817
                                                          ------------    ------------
OTHER INCOME (EXPENSE):
     Interest expense .................................           (145)           (367)
     Interest income ..................................             17             496
     Gain on sale of assets ...........................             --              52
     Other ............................................             --              34
                                                          ------------    ------------
          Total other income (expense) ................           (128)            215
                                                          ------------    ------------
Earnings (loss) before income taxes ...................           (135)          3,032
Income tax provision  - deferred ......................             51           1,275
                                                          ------------    ------------
Net income (loss) .....................................   $        (84)   $      1,757
                                                          ============    ============
Earnings (loss) per share:

      Basic ...........................................   $       (.01)   $        .10
                                                          ============    ============
      Diluted .........................................   $       (.01)   $        .10
                                                          ============    ============
Weighted average common shares
     outstanding , basic ..............................          5,700          18,184
                                                          ============    ============
Weighted average common shares
     outstanding , diluted ............................          8,191          18,488
                                                          ============    ============


 The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                         STATEMENTS OF EQUITY (DEFICIT)
                                 (In thousands)





                                                                                            STOCKHOLDERS' EQUITY
                                                                      -------------------------------------------------------------
                                                           PARTNERS                ADDITIONAL
                                                           CAPITAL      COMMON      PAID-IN      DEFERRED    RETAINED
                                                          (DEFICIT)      STOCK      CAPITAL       COST       EARNINGS       TOTAL
                                                          ---------    ---------   ----------   ---------    ---------    ---------

Balance at December 31, 1995 ..........................   $    (276)   $      --   $       --   $      --    $      --    $      --
   Net earnings through date of corporate
        capitalization ................................         447           --           --          --           --           --
   Net increase in equity arising from affiliate
        transactions ..................................       5,285           --           --          --           --           --
   Issuance of stock in corporate capitalization ......      (5,456)          20        5,436          --           --        5,456
   Sale of stock ......................................          --           20        9,980          --           --       10,000
   Issuance of stock options and warrants for
      drilling agreements and debt ....................          --           --        1,319          --           --        1,319
   Issuance of stock and options for property
      and equipment ...................................          --           16        9,494          --           --        9,510
   Net loss from date of corporate capitalization
      to December 31, 1996 ............................          --           --           --          --          (34)         (34)
                                                          =========    =========   ==========   =========    =========    =========
Balance at December 31, 1996 ..........................          --           56       26,229          --          (34)      26,251
   Net loss ...........................................          --           --           --          --       (2,086)      (2,086)
   Issuance of stock options to employees .............          --           --           60         (53)          --            7
   Sale of stock ......................................          --           89      107,020          --           --      107,109
   Issuance of stock options and warrants .............          --           --        5,068          --           --        5,068
   Executive compensation agreements ..................          --           --          250        (205)          --           45
   Issuance of stock for acquisitions .................          --           37       42,031          --           --       42,068
                                                          ---------    ---------   ----------   ---------    ---------    ---------
Balance at December 31, 1997 ..........................          --          182      180,658        (258)      (2,120)     178,462

   Net income .........................................          --           --           --          --        1,757        1,757
   Executive compensation agreements ..................          --           --           --          13           --           13
                                                          ---------    ---------   ----------   ---------    ---------    ---------

Balance at March 31, 1998 (unaudited) .................   $      --    $     182   $  180,658   $    (245)   $    (363)   $ 180,232
                                                          =========    =========   ==========   =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                       THREE MONTHS ENDED
                                                                      --------------------
                                                                            MARCH 31,
                                                                        1997        1998
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) .............................................. $    (84)   $  1,757
   Adjustments to reconcile net earnings (loss) to net cash
      (used in) provided by operating activities:
      Depreciation and amortization .................................      876       3,169
      (Gain) loss on sale of assets .................................       --         (52)
      Compensation expense ..........................................       --          13
      Deferred income taxes .........................................      (51)      1,275
      Change in assets and liabilities, net of effects of affiliate transactions -
            Decrease (increase) in accounts receivable ..............   (2,157)     (3,621)
            Decrease (increase) in other assets .....................     (733)       (520)
            Increase (decrease) in accrued liabilities ..............    1,398        (318)
            Increase (decrease) in accounts payable .................    3,794       5,288
            Increase (decrease) in other liabilities ................       --         (16)
                                                                      --------    --------
               Net cash (used in) provided by operating activities...    3,043       6,975
                                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment ............................  (13,711)    (27,094)
   Acquisition of businesses ........................................       --          --
   Proceeds from sale of assets .....................................       --          63
   Purchase of investments ..........................................     (730)        355
                                                                      --------    --------
               Net cash used in investing activities ................  (14,441)    (26,676)
                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings .........................................    8,700          --
   Proceeds from issuance of stock ..................................      250          --
   Payments on long-term debt .......................................     (474)     (1,863)
   Borrowings under line of credit ..................................       --          --
                                                                      --------    --------
              Net cash provided by financing activities .............    8,476      (1,863)
                                                                      --------    --------

Net change in cash ..................................................   (2,922)    (21,564)
Cash at beginning of period .........................................    4,963      49,302
                                                                      ========    ========
Cash at end of period ............................................... $  2,041    $ 27,738
                                                                      ========    ========
Cash paid during the period for interest ............................ $     --    $    844
Cash paid during the period for income taxes ........................ $     --    $     --
                                                                      ========    ========

Supplemental non-cash activity:

During 1997 the Company acquired property and equipment through the issuance of stock and options for $41,510 and through the issuance of trade payables of $6,450.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




1. In the opinion of management of Bayard Drilling Technologies, Inc. ("Bayard" or the "Company"), the unaudited interim financial statements for the three months ended March 31, 1998 and 1997 include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 1998 and results of operations and cash flows for the three months ended March 31, 1998 and 1997. Results for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Earnings per share are computed based on the weighted average number of basic and diluted shares outstanding during the period pursuant to SFAS No. 128. SFAS No. 128 simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share and by simplifying the calculation of diluted earnings per share.

3. On October 16, 1997, the Company completed the acquisition of Bonray Drilling Corporation ("Bonray Acquisition"), subject to certain working capital adjustments, for 3,015,000 shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock"). The Bonray Acquisition was accounted for as a purchase. In the Bonray Acquisition, the Company acquired 13 rigs, including seven rigs with depth capacities of 15,000 feet or greater and two diesel electric SCR rigs. At the time of the Bonray Acquisition, twelve of Bonray's rigs were operating and under contract and one was awaiting refurbishment. On March 30, 1998, the Securities and Exchange Commission declared effective a Registration Statement on Form S-1 (Commission File No. 333-43535) pursuant to which the Company registered 2,955,000 shares of Common Stock in connection with a registration rights agreement entered into at the time of the Bonray Acquisition.

4. In November 1997, the Company and certain of its stockholders consummated an initial public offering (the "Initial Public Offering"), pursuant to which the Company registered the sale of an aggregate of 11,040,000 shares of Common Stock. In the Initial Public Offering, the Company issued and sold 4,229,050 shares of Common Stock and certain stockholders of the Company sold 6,810,950 shares of Common Stock. The Company received net proceeds of $89.5 million for the shares sold by it in the Initial Public Offering. Through March 31, 1998 these net proceeds have been used as follows: (i) $34.3 million to purchase machinery and equipment; (ii) $27.1 million to repay indebtedness; (iii) $817,125 to pay The CIT Group/Equipment Financing, Inc. ("CIT") in connection with the exercise by CIT of a warrant for 150,000 shares of Common Stock; and
(iv) $27.3 million placed in temporary investments. The Company intends to repay 25% of the amount outstanding under the Term Loan (as hereinafter defined) from a portion of the temporary investments.

5. Effective July 1, 1997, the Company changed the estimated remaining lives of its drilling rigs and other related drilling equipment to 180 months from remaining lives of 144 months. These changes were made to more closely approximate the remaining useful lives of such assets.

                       BAYARD DRILLING TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a leading provider of contract land drilling services to major and independent oil and gas companies. The Company was formed in December 1996 as a regional competitor with ten rigs and has since grown to operate the fifth largest land drilling fleet in the United States with a total of 63 rigs, 51 of which are currently being marketed. This growth is due primarily to, and the Company's operations have been significantly affected by, the following transactions:

         o Trend Acquisition. In May 1997, the Company completed the acquisition of Trend Drilling Co. and its 14 rigs ("Trend") for $18 million in cash and 250,000 shares of Common Stock (the "Trend Acquisition").

         o Ward Acquisition. Also in May 1997, the Company acquired the assets of Ward Drilling Company, Inc. including six rigs ("Ward") for $8 million in cash, 400,000 shares of Common Stock and warrants to purchase an additional 200,000 shares of Common Stock (the "Ward Acquisition").

         o Bonray Acquisition. In October 1997, the Company acquired Bonray Drilling Corporation ("Bonray") from DLB Oil & Gas, Inc. ("DLB") for 3,015,000 shares of Common Stock (the "Bonray Acquisition"). Bonray has operated a land drilling business in the Mid-Continent region since 1980 and prior to its acquisition by the Company was a wholly owned subsidiary of DLB. In the Bonray Acquisition, the Company acquired 13 rigs, including seven rigs with depth capacities of 15,000 feet or greater and two diesel electric silicon controlled rectifier rigs.

         o Oliver Acquisition. On January 9, 1998, the Company purchased six additional rigs from R. T. Oliver Drilling, Inc. for approximately $14 million in cash (the "Oliver Acquisition"). The Company expects to refurbish and purchase complementary equipment, including drill pipe, for these rigs at a cost of approximately $28.6 million.

         o Individual Rig Acquisitions. In addition to the Trend, Ward and Bonray Acquisitions, prior to the Initial Public Offering, the Company invested $5.5 million to acquire six rigs in five transactions involving purchases of individual rigs or rig components (the "Individual Rig Acquisitions" and, together with the transactions involved in the December 1996 formation of the Company (the "Formation Transactions"), the Trend Acquisition, the Ward Acquisition and the Bonray Acquisition, the "Consolidation Transactions"). In August 1997, the Company sold one rig. On November 25, 1997, the Company entered into an agreement to acquire six rigs from R.T. Oliver for approximately $14 million. The Company consummated the Oliver Acquisition on January 9, 1998.

         o Initial Public Offering. In November 1997, the Company completed an initial public offering (the "Initial Public Offering ") of 11,040,000 shares of Common Stock. Of the total shares sold in the Initial Public Offering, the Company sold 4,229,050 shares of Common Stock and certain stockholders sold 6,810,950 shares of Common Stock.

         o Refurbishment. The Consolidation Transactions included a number of rigs in need of refurbishment. From January 1, 1997 through March 31, 1998, the Company completed refurbishment of 14 rigs at an average cost of approximately $2.7 million per rig (including drill pipe). These rigs were placed in service at various dates between January 1997 and March 1998. At March 31, 1998, the Company had 12 additional rigs in various stages of refurbishment. The Company anticipates placing into service two rigs in 1998 and the remaining ten rigs during the next 24 months, in each case as market conditions warrant. The Company expects the cost to refurbish the two rigs scheduled for completion in 1998 to average approximately $3.5 million per rig (including drill pipe).

         The historical financial results presented herein include the effects of the foregoing transactions and the operations of the related rigs, only for the periods after such transactions. In addition, the historical financial results include periods in which a number of rigs were being refurbished and did not contribute to revenues. Accordingly, the Company does not believe that the historical statements of operations presented herein are necessarily indicative of the Company's future operating results, or that comparisons of financial results between the periods presented herein are necessarily meaningful, particularly in light of the magnitude of the Company's recent acquisitions and rig refurbishment projects. This discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         The Company's operating margins are influenced by contract drilling rates, operating costs and drilling rig utilization. The land drilling industry is experiencing higher utilization, increased day rates and improved financial performance as a result of the long term decline in the supply of rigs and increased demand for rigs attributable to improved oil and gas industry fundamentals. In addition, the industry is experiencing a period of rapid consolidation as larger, better-capitalized drilling companies have acquired smaller operators. The convergence of land drilling rig supply and demand in its core domestic markets, along with the acquisition and refurbishment of rigs, has contributed to higher utilization, increased day rates and improved financial results for the Company.

         Although the Company believes that improved technologies and stable oil and gas prices contributed to increased activity in the exploration and production sector during 1997, there has been a general decline in oil and gas prices during 1998 and there can be no assurance that such decline will not continue. The recent decline in oil prices has contributed to a decrease in the Company's rig utilization rates from 88% for the fourth quarter of 1997 to 85% for the first quarter of 1998. In addition, ongoing movement or reactivation of land drilling rigs (including the movement of rigs from outside the United States into domestic markets) or new construction of drilling rigs could increase rig supply and adversely affect contract drilling rates and utilization levels. The Company cannot predict the future level of demand for its contract drilling services, future conditions in the contract drilling industry or future contract drilling rates.

FINANCIAL CONDITION AND LIQUIDITY

         Since December 1996, the Company has completed the Formation Transactions, the Trend Acquisition, the Ward Acquisition, the Bonray Acquisition, the Oliver Acquisition and the Individual Rig Acquisitions. The Formation Transactions involved the issuance of an aggregate of 5,600,000 shares of common stock, par value $0.01 per share ("Common Stock") of the Company in consideration for the contribution to the Company of 16 rigs and $10 million in cash. At the time of the Formation Transactions, the Company entered into a $24 million term loan facility with The CIT Group/Equipment Financing, Inc. ("CIT"), principally for the refurbishment of certain of the Company's rigs. In May 1997, contemporaneously with the Trend Acquisition and in anticipation of the Ward Acquisition, the Company completed a financing transaction in which it (i) issued to Chesapeake Energy Corporation ("Chesapeake") and Energy Spectrum Partners LP ("Energy Spectrum") additional shares of Common Stock, and two series of warrants together with subordinated notes due May 1, 2003 (the "Subordinated Notes") for $28.5 million in cash and (ii) increased the availability under its debt facilities from $24 million to $40.5 million (collectively, the "May Financing") consisting of a $30.5 million term loan facility (the "Term Loan" between the Company, CIT and Fleet Capital Corporation ("Fleet") and a $10 million revolving loan facility (the "Revolving Loan") between Fleet and the Company (collectively, the "Loan Agreements").

         Amounts outstanding under the Revolving Loan (none at March 31, 1998) bear interest based on Fleet's prime rate plus 1.5% (approximately 10% at March 31, 1998) and mature in April 2000. A portion of the proceeds from the Initial Public Offering was used to repay all outstanding amounts under the Revolving Loan. Amounts outstanding under the Term Loan ($25.1 million at March 31, 1998) bear interest, at the election of the Company, at floating rates equal to Chase Manhattan Bank's prime rate plus 2.0% or the London Interbank Offered Rate plus 4.25% (approximately 10% at March 31, 1998) and mature in March 2002. To date, loans under the Revolving Loan and the Term Loan have been used for capital expenditures and working capital requirements. The Loan Agreements are collateralized by substantially all of the assets of the Company, including drilling rigs, equipment and drilling contracts, and contain customary restrictive covenants (including covenants restricting the ability of the Company to pay dividends and encumber assets) and affirmative covenants to maintain specified financial ratios. As of March 31, 1998, the Company had $25.1 million of borrowings outstanding under the Term Loan, no borrowings outstanding under the Revolving Loan and $2.5 million of borrowings outstanding under the Subordinated Notes, with $10 million of unused borrowing capacity under the Revolving Loan and cash or cash equivalents of approximately $28 million.

         In November 1997, the Company and certain of its stockholders consummated the Initial Public Offering, pursuant to which the Company registered the sale of an aggregate of 11,040,000 shares of Common Stock. In the Initial Public Offering, the Company issued and sold 4,229,050 shares of Common Stock and certain stockholders of the Company sold 6,810,950 shares of Common Stock. The Company received net proceeds of $89.5 million for the shares sold by it in the Initial Public Offering. Through March 31, 1998 these net proceeds have been used as follows: (i) $34.3 million to purchase machinery and equipment; (ii) $27.1 million to repay indebtedness; (iii) $817,125 to pay CIT in connection with the CIT Exercise; and (iv) $27.3 million placed in temporary investments. The Company intends to repay 25% of the amount outstanding under the Term Loan from a portion of the temporary investments.

         The Company's principal requirements for capital, in addition to the funding of ongoing contract drilling operations, have been capital expenditures, including the refurbishment of existing rigs and acquisitions. From December 1996 through March 31, 1998, the Company spent $20.7 million on the Trend Acquisition, $11.9 million on the Ward Acquisition, $35 million on the Bonray Acquisition, $14 million for the Oliver Acquisition , $5.5 million on the Individual Rig Acquisitions, and approximately $89 million on refurbishments and other related equipment purchases, including drill pipe. As a result, the Company's net property and equipment increased from $27 million at December 31, 1996 to $155.7 million at December 31, 1997 and $179.8 million at March 31, 1998. The Company's principal sources of liquidity have been the issuance of Common Stock, warrants to purchase Common Stock, the Subordinated Notes and borrowings under the Loan Agreements.

         The most significant change in the Company's balance sheet from December 31, 1997 to March 31, 1998 was a $24.1 million increase in net property and equipment. During this same period, long-term debt, net of current maturities, decreased by $1.9 million and stockholders' equity increased by $1.8 million.

         From December 31, 1997 to March 31, 1998, the Company's working capital position decreased by $22.7 million to $26.2 million. This was primarily the result of a $21.9 million decrease in cash resulting from additions to fixed assets.

Operating Activities

         During the three months ended March 31, 1998, net cash provided from operating activities totaled $6.9 million. The Company generated cash from operations of $6.1 million and working capital changes provided $800,000.

Investing Activities

         During the three months ended March 31, 1998, the Company invested $27 million in fixed assets, including $11.1 million in the Oliver Acquisition. Rig refurbishments consisted of $25.3 million, and $1.7 million was invested in drill pipe and other drilling related equipment.

Financing Activities

         During the three months ended March 31, 1998, the Company's payments under the Loan Agreements totaled $1.8 million.


Other Matters and Recent Events

         On November 24, 1997, the Board of Directors of the Company approved the acquisition and refurbishment of nine additional drilling rigs as part of an $87 million capital expenditure budget. This budget includes $14.4 million for the refurbishment of four rigs in inventory, $14.0 million for the acquisition and $28.6 million for the refurbishment of six rigs from R.T. Oliver Drilling, Inc., $11.2 million for the acquisition of components and refurbishment to complete three additional rigs, $10 million for maintenance capital expenditures and $8.8 million for spare equipment. The Company has revised its schedule for rig refurbishment, originally expected to extend through the first quarter of 1999, as a result of changes in market conditions that have caused an industry-wide decrease in rig utilization. The Company currently anticipates completing refurbishment and placing into service two of the Company's 12 construction project rigs during 1998 and the remaining 10 rigs as market conditions warrant. The Company may accelerate or further delay this schedule at any time and from time to time based on market conditions and other factors.

         In April 1998, the Company redeemed in full the $2.52 million principal amount of Subordinated Notes issued to Energy Spectrum together with accrued interest of $47,740. In connection therewith, Energy Spectrum waived its rights to require the Company to redeem the Subordinated Notes at 110% of par value. This redemption, coupled with the redemption of $18 million principal amount of Subordinated Notes from Chesapeake at the time of the Initial Public Offering, leaves no Subordinated Notes outstanding.

         As of May 15, the Company has $18.6 million of borrowings outstanding under the Term Loan, no borrowings outstanding under the Revolving Loan and no outstanding Subordinated Notes. The Company expects to fund its 1998 rig refurbishment program and its other capital requirements for 1998 through the application of the remaining proceeds from the Initial Public Offering, cash flow from operations, and, to the extent required, borrowings under the Loan Agreements. The Company believes that such sources of funds will be sufficient to meet the Company's anticipated uses for 1998. In addition, the Company is considering further financing arrangements in connection with the potential acquisition discussed below.

         The Company has entered into a non-binding letter of intent to acquire 25 drilling rigs and related equipment from TransTexas Gas Corporation for an aggregate purchase price of $75.0 million in cash. In connection with the potential acquisition, the Company is reviewing sources of financing which could include, among others, issuance of private or public debt securities, establishment of a new bank credit facility, amendment of the Company's current bank loan facilities, or a combination of the foregoing.

         Once the Company and TransTexas have entered into a definitive agreement, the consummation of the transaction will be subject to the satisfaction of certain conditions, including the receipt of required governmental approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There can be no assurance that a definitive agreement will be entered into by the parties, that adequate funding will be available on terms satisfactory to the Company, or that the acquisition will ultimately be consummated.

         The Company continues to actively review possible acquisition opportunities. While, except with respect to the TransTexas Acquisition, the Company has not entered into any letters of intent or other agreements to acquire additional businesses or equipment, suitable opportunities may arise in the future. The timing or success of any acquisition effort, including the TransTexas Acquisition, and the size of the associated potential capital commitments cannot be predicted at this time. In addition, there can be no assurance that adequate funding will be available on terms satisfactory to the Company.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended March 31, 1998 and 1997




                                            1997                                        1998
                          ----------------------------------------   ----------------------------------------
                            Gulf Coast      Mid-          Total       Gulf Coast        Mid-          Total
                                          Continent                                  Continent
Rig days worked (1) .....          561           270           831         1,006          2,750         3,756
Average revenues
per day (2) .............   $    5,132    $    4,563    $    4,947    $    8,026    $     5,777    $    6,380

Average costs
per day (2) .............   $    3,781    $    3,430    $    3,667    $    5,436    $     4,273    $    4,585

Average margin
per day (2) .............   $    1,351    $    1,133    $    1,280    $    2,589    $     1,504    $    1,795

Drilling revenues .......   $2,879,000    $1,232,000    $4,111,000    $8,074,000    $15,888,000   $23,962,000
Drilling costs (3) ......   $2,121,000    $  926,000    $3,047,000    $5,469,000    $11,752,000   $17,221,000

Operating margin ........   $  758,000    $  306,000    $1,064,000    $2,605,000    $ 4,136,000   $ 6,741,000
Utilization rate ........           99%          100%           99%           80%            88%           85%


============================================================================================================

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

         Drilling revenues increased approximately $19.8 million, or 483% to $23.9 million for the three months ended March 31, 1998, from $4.1 million for the three months ended March 31, 1997. Drilling revenues increased due to a 2,925 day, or 352%, increase in rig days worked, and a $1,433, or 29%, increase in the average revenue per day. The increase in days worked was a result of an increase in the average number of rigs owned and available for service. As of March 31, 1998, the Company had 51 rigs available for service. The increase in rigs available for service was principally the result of the Consolidation Transactions. Rig days worked consisted of 1,006 days worked in the Gulf Coast region and 2,750 days worked in the Mid-Continent region. Increases in revenues per day were a result of the increase in the dayrates and the average number of land drilling rigs being marketed by the Company, offset by a decrease in the utilization rate from 99% to 85%.

         Drilling costs increased by approximately $14.2 million, or 465%, to $17.2 million for the three months ended March 31, 1998, from $3.0 million for the three months ended March 31, 1997. The increase in drilling operating expenses was a direct result of the increase in the number of rigs owned and available for service and the corresponding 2,925 day increase in the days worked.

         The Company's operating margin increased by approximately $5.7 million, or 534%, to $6.7 million for the three months ended March 31, 1998, as compared to $1.1 million for the three months ended March 31, 1997. The increase in operating margin resulted from the increase in the average revenue per day and the increase in days worked.

         Depreciation and amortization expense increased by $2.3 million, or 262%, to $3.2 million for the three months ended March 31, 1998, as compared to $876,000 for the three months ended March 31, 1997. The increase was primarily due to additional depreciation associated with the Consolidation Transactions.

         General and administrative expense increased by $560,000, or 287%, to $755,000 for the three months ended March 31, 1998, from $195,000 for the same period of 1997 due primarily to increased payroll costs associated with new management and increased corporate staff and increased legal fees due to the Company's acquisition activities and public status.

         Interest expense was $367,000 for the three months ended March 31, 1998 as compared to $145,000 for the three months ended March 31, 1997.

         Other income increased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily due to interest income received on funds being invested in short-term investments.

         For the three months ended March 31, 1998, the income tax provision was $1.2 million compared to $51,000 for the first three months of 1997.

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

FORWARD LOOKING INFORMATION

         This Report contains forward-looking statements and information that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect the Company's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors set forth in the Company's Registration Statement on Form S-1 (Registration No. 333-43535), copies of which may be obtained from the Securities and Exchange Commission or from the Internet site maintained by the Commission at http://www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

         A purported class action lawsuit is pending against the Company, certain directors and officers of the Company, the managing underwriters of the Initial Public Offering, and certain current and former stockholders of the Company, alleging violations of federal securities laws in connection with the Initial Public Offering. The lawsuit, Yuan v. Bayard Drilling Technologies, Inc., et al. ("Yuan"), was filed on February 3, 1998 in the United States District Court for the Western District of Oklahoma. The principal plaintiff in Yuan is Tom Yuan. The defendants in this case include the Company, Chesapeake, Energy Spectrum LLC, James E. Brown, David E. Grose, Carl B. Anderson, III, Merrill A. Miller, Jr., Sidney L. Tassin, Lew O. Ward, Mike Mullen, Roy T. Oliver, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers, Inc., Prudential Securities, Inc., Rauscher Pierce Refsnes, Inc. and Raymond James & Associates, Inc.

         The plaintiffs in this lawsuit purport to sue on their own behalf and on behalf of all persons who purchased shares of Common Stock on or traceable to the Initial Public Offering. In the lawsuit, plaintiffs allege claims against all defendants under the Securities Act of 1933, as amended (the "Securities Act"). The plaintiffs allege that the registration statement and prospectus for the Initial Public Offering contained materially false and misleading information and omitted to disclose material facts. In particular, the plaintiffs allege that such registration statement and prospectus failed to disclose financial difficulties of Chesapeake, the Company's largest customer, and the effects of such difficulties on Chesapeake's ability to continue to provide the Company with substantial drilling contracts. The petitions further allege that the Company failed to disclose pre-offering negotiations with R.T. Oliver Drilling, Inc., whom the plaintiffs allege was a related party, for the purchase of drilling rigs. In addition, the petitions allege that the Company failed to disclose that its growth strategy required costly refurbishment of older drilling rigs that would dramatically increase the Company's costs, which could not be sustained by internally generated cash flows. In each of these lawsuits, the plaintiffs are seeking rescission and damages.

         Two other suits, Khan v. Bayard Drilling Technologies, Inc., et al. ("Khan") and Burkett v. Bayard Drilling Technologies, Inc., et al. ("Burkett"), which were filed in District Court in and for Oklahoma County, State of Oklahoma on January 14, 1998 and February 2, 1998, respectively, and alleged essentially the same claims as Yuan were dismissed without prejudice in May 1998 on a joint application filed by all parties. The plaintiffs in Khan and Burkett, along with others, have joined in Yuan's motion to be appointed as lead plaintiffs in the Yuan federal court suit.

         The Company believes the allegations in the lawsuit are without merit and is defending vigorously the claims brought against it. The Company is unable, however, to predict the outcome of this lawsuit or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in the Company's favor. An adverse result or prolonged litigation could have a material adverse effect on the Company's financial position or results of operations.



ITEM 2.           Changes in Securities and Use of Proceeds

         On November 3, 1997, the Securities and Exchange Commission declared effective two Registration Statements on Form S-1 (Commission File Nos. 333-34451 and 333-39393) pursuant to which the Company registered the sale of an aggregate of 11,040,000 shares of Common Stock. The Initial Public Offering commenced on November 4, 1997 and was concluded promptly thereafter by the sale of all 11,040,000 of the registered shares. The managing underwriters in the Initial Public Offering were Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc., Prudential Securities Incorporated, Rauscher Pierce Refsnes, Inc. and Raymond James & Associates, Inc. Of the 11,040,000 shares of Common Stock registered in the Initial Public Offering, 4,229,050 shares were sold by the Company for an aggregate offering price of $97,268,150 and an aggregate of 6,810,950 shares were sold by certain stockholders for an aggregate offering price of $156,651,850.

         The following is a statement of expenses incurred by the Company in connection with the issuance and distribution of the securities described above.



                                                                 AMOUNT
                                                               ----------

Underwriting discounts and commissions                         $6,565,600
Finders' fees                                                           0
Securities Act registration fee                                    70,534
NASD filing fee                                                    17,600
Blue sky qualification fees and expenses                            5,000*
Printing and engraving fees and expenses                          350,000
Legal fees and expenses                                           330,000
Accounting fees and expenses                                      325,000
Transfer agent and registrar fees and expenses                      5,000*
American Stock Exchange listing fee                                50,000
Miscellaneous                                                      46,866*
                                                               ----------
         TOTAL                                                 $7,765,600
                                                               ==========


---------
*Estimate

         After deducting such expenses, the net proceeds to the Company from the Initial Public Offering were $89.5 million.

         Through March 31, 1998, the net proceeds received by the Company in the Initial Public Offering have been used for the following purposes:



PURPOSE                                                              AMOUNT
-------                                                              ------
                                                                 (IN THOUSANDS)
                                                                 -------------

Purchase of machinery and equipment                                 $34,300
Repayment of indebtedness                                            27,100
Payment to CIT in connection with warrant exercise                      817
Temporary investments (1)                                            27,283
                                                                    -------
         TOTAL                                                      $89,500
                                                                    =======

(1) Such funds are currently being invested in short-term instruments until they are required for the purposes described in the prospectus related to the Initial Public Offering. The Company repaid 25% ($6.2 million) of the amount outstanding under the Term Loan from a portion of the temporary investments on May 14, 1998.

         None of the aforementioned expenses or uses of proceeds constituted direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

         The Company and CIT recently agreed to certain changes to their existing credit arrangements. In particular, CIT agreed to terminate a pending sale and lease back arrangement pursuant to which the Company would have been required to finance, over a period of up to 7 years, the cost of two rigs aggregating approximately $7.5 million. In exchange, the Company agreed that it would prepay only 25% of the borrowings outstanding under the Term Loan (resulting in a decrease of approximately $6 million in the amount to be prepaid). As of March 31, 1998, the Company had $25.1 million of borrowings outstanding under the Term Loan. The Company believes that the foregoing changes to its credit arrangements with CIT are beneficial because, among other things, they reduce the term for which its financial commitments to CIT will continue in place, without materially increasing the total amount of financing provided to the Company by CIT.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number       Description
--------     -------------

3.1          Restated Certificate of Incorporation of the Company
             (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No.
             333-34451)).

3.2 Amended and Restated Bylaws of the Company, as adopted August 19, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

4.1 Specimen Stock Certificate for due Common Stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Forms S-1 (Registration No. 333-34451)).

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

10.3 Master Agreement, dated as of November 26, 1996, by and among the Company and the stockholders of the Company that are signatories thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.4 Master Drilling Agreement, dated as of December 10, 1996, by and among the Company, Chesapeake Energy Corporation and Chesapeake Operating, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.5 Form of Chesapeake Drilling Agreement, by and between Chesapeake Operating, Inc., as Operator, and the Company, as Contractor (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.6 Securities Purchase Agreement, dated as of April 30, 1997, by and among the Company, Energy Spectrum Partners LP and Chesapeake Energy Corporation (the "May Securities Purchase Agreement") (incorporated by reference to Exhibit
             10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.7 Form of Subordinated Note of the Company issued pursuant to the May Securities Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.8 Form of Series B Warrant to Purchase Common Stock of the Company issued pursuant to the May Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

10.9 Ward Drilling Company, Inc. Warrant to Purchase Common Stock of the Company, dated May 30, 1997 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.10 Preferential Right to Transport Agreement, dated as of May 30, 1997, by and between the Company and Geronimo Trucking Company (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.11 RR&T, Inc. Warrant to Purchase Common Stock of the Company, dated May 1, 1997 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.12 Mike Mullen Warrant to Purchase Common Stock of the Company, dated May 1, 1997 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.13 Loan and Security Agreement, dated as of May 1, 1997, by and among Fleet Capital Corporation, the Company and Trend Drilling Co. (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.14 Amended and Restated Loan Agreement, dated as of May 1, 1997, by and among the CIT Group/Equipment Financing, Inc. and Fleet Capital Corporation, as Lenders, and the Company and Trend Drilling Co., as Borrowers (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.15 Employment Agreement, dated as of December 10, 1996, by and between the Company and James E. Brown (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.16 Restricted Stock Award Agreement, dated as of December 10, 1996, by and between the Company and James E. Brown (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.17 Employment Agreement, dated as of January 1, 1997, by and between the Company and Ed Jacob (incorporated by reference to Exhibit
             10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.18 Employment Agreement, dated as of July 16, 1997, by and between the Company and David E. Grose (incorporated by reference to Exhibit
             10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.19 Letter Agreement, dated as of August 20, 1997, by and between the Company and Chesapeake Energy Corporation (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.20 Form of Indemnification Agreement entered into by the Company and each of the directors and certain officers of the Company in connection with the Initial Public Offering (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.21 Agreement and Plan of Merger, dated as of October 9, 1997, by and among DLB Oil & Gas, Inc., the Company, Bonray Acquisition Corp. and Bonray Drilling Corporation (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.22 1997 Non-Employee Directors' Stock Option Plan of the Company (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.23 Form of Nonqualified Option Agreement under the 1997 Non-Employee Directors' Option Plan of the Company (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.24 Registration Rights Agreement, dated as of October 16, 1997, by and among the Company, DLB Oil & Gas, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to
             Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.25 Letter Agreement, dated as of October 3, 1997, by and between the Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.26 Second Amended and Restated Registration Rights Agreement, dated as of October 30, 1997, by and among the Company and the stockholders of the Company that are signatories thereto (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.27 Stock Transfer Restriction Agreement, dated as of November 3, 1997, by and between the Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 dated December 31, 1997, Registration No. 333-43535).

10.28 Asset Purchase Agreement, dated as of November 25, 1997, by and between the Company and R.T. Oliver Drilling, Inc (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 dated December 31, 1997, Registration No. 333-43535).

27.1         Financial Data Schedule. *


REPORTS ON FORM 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

-------------
* Filed herewith

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BAYARD DRILLING TECHNOLOGIES, INC.



DATE      May 15, 1998                         /s/ James E. Brown
    ---------------------------          --------------------------------------
                                         James E. Brown, Chairman, President and
                                         Chief Executive Officer



DATE      May 15, 1998                        /s/ David E. Grose
    ---------------------------          --------------------------------------
                                         David E. Grose, Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                INDEX TO EXHIBITS




Exhibit
Number       Description
-------      -------------

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

4.1          Specimen Stock Certificate for due Common Stock, par value
             $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
             Forms S-1 (Registration No. 333-34451)).

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

10.3 Master Agreement, dated as of November 26, 1996, by and among the Company and the stockholders of the Company that are signatories thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on
             Form S-1 (Registration No. 333-34451)).

10.4 Master Drilling Agreement, dated as of December 10, 1996, by and among the Company, Chesapeake Energy Corporation and Chesapeake Operating, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on
             Form S-1 (Registration No. 333-34451)).

10.5         Form of Chesapeake Drilling Agreement, by and between
             Chesapeake Operating, Inc., as Operator, and the Company, as Contractor (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

10.6 Securities Purchase Agreement, dated as of April 30, 1997, by and among the Company, Energy Spectrum Partners LP and Chesapeake Energy Corporation (the "May Securities
             Purchase Agreement") (incorporated by reference to Exhibit
             10.10 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

10.7 Form of Subordinated Note of the Company issued pursuant to the May Securities Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Company's Registration
             Statement on Form S-1 (Registration No. 333-34451)).

10.8         Form of Series B Warrant to Purchase Common Stock of the
             Company issued pursuant to the May Securities Purchase
             Agreement (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

10.9         Ward Drilling Company, Inc. Warrant to Purchase Common
             Stock of the Company, dated May 30, 1997 (incorporated by reference to Exhibit 10.14 to the Company's Registration
             Statement on Form S-1 (Registration No. 333-34451)).


10.10        Preferential Right to Transport Agreement, dated as of May 30,
             1997, by and between the Company and Geronimo Trucking Company
             (incorporated by reference to Exhibit 10.15 to the Company's
             Registration Statement on Form S-1 (Registration No. 333-34451)).

10.11        RR&T, Inc. Warrant to Purchase Common Stock of the Company, dated
             May 1, 1997 (incorporated by reference to Exhibit 10.16 to the
             Company's Registration Statement on Form S-1 (Registration No.
             333-34451)).

10.12        Mike Mullen Warrant to Purchase Common Stock of the Company, dated
             May 1, 1997 (incorporated by reference to Exhibit 10.17 to the
             Company's Registration Statement on Form S-1 (Registration No.
             333-34451)).

10.13 Loan and Security Agreement, dated as of May 1, 1997, by and among Fleet Capital Corporation, the Company and Trend Drilling Co.
             (incorporated by reference to Exhibit 10.19 to the Company's
             Registration Statement on Form S-1 (Registration No. 333-34451)).

10.14 Amended and Restated Loan Agreement, dated as of May 1, 1997, by and among the CIT Group/Equipment Financing, Inc. and Fleet Capital
             Corporation, as Lenders, and the Company and Trend Drilling Co., as
             Borrowers (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No.
             333-34451)).

10.15 Employment Agreement, dated as of December 10, 1996, by and between the Company and James E. Brown (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

10.16 Restricted Stock Award Agreement, dated as of December 10, 1996, by and between the Company and James E. Brown (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.17 Employment Agreement, dated as of January 1, 1997, by and between the Company and Ed Jacob (incorporated by reference to Exhibit
             10.23 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

10.18 Employment Agreement, dated as of July 16, 1997, by and between the Company and David E. Grose (incorporated by reference to Exhibit
             10.24 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

10.19 Letter Agreement, dated as of August 20, 1997, by and between the Company and Chesapeake Energy Corporation (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.20 Form of Indemnification Agreement entered into by the Company and each of the directors and certain officers of the Company in connection with the Initial Public Offering (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.21 Agreement and Plan of Merger, dated as of October 9, 1997, by and among DLB Oil & Gas, Inc., the Company, Bonray Acquisition Corp.
             and Bonray Drilling Corporation (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

10.22        1997 Non-Employee Directors' Stock Option Plan of the Company
             (incorporated by reference to Exhibit 10.28 to the Company's
             Registration Statement on Form S-1 (Registration No. 333-34451)).


10.23        Form of Nonqualified Option Agreement under the 1997 Non-Employee
             Directors' Option Plan of the Company (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

10.24 Registration Rights Agreement, dated as of October 16, 1997, by and among the Company, DLB Oil & Gas, Inc. and Donaldson, Lufkin &
             Jenrette Securities Corporation (incorporated by reference to
             Exhibit 10.30 to the Company's Registration Statement on Form S-1
             (Registration No. 333-34451)).

10.25 Letter Agreement, dated as of October 3, 1997, by and between the Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Registration
             Statement on Form S-1 (Registration No. 333-34451)).

10.26 Second Amended and Restated Registration Rights Agreement, dated as of October 30, 1997, by and among the Company and the stockholders of the Company that are signatories thereto (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (Registration No. 333-34451)).

10.27 Stock Transfer Restriction Agreement, dated as of November 3, 1997, by and between the Company and Donaldson, Lufkin & Jenrette
             Securities Corporation (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 dated December
             31, 1997, Registration No. 333-43535).

10.28 Asset Purchase Agreement, dated as of November 25, 1997, by and between the Company and R.T. Oliver Drilling, Inc (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 dated December 31, 1997, Registration No. 333-43535).

27.1         Financial Data Schedule. *


REPORTS ON FORM 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

-------------
* Filed herewith