Form 10-Q
period 1998-06-30
BAYARD DRILLING TECHNOLOGIES INC
filed 1998-08-14
CIK 1044478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to
            _________________.


                        Commission file number 001-13553


                       BAYARD DRILLING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                         73-1508021
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

     4005 NW EXPRESSWAY, SUITE 550E                              73116-1679
         OKLAHOMA CITY, OKLAHOMA                                 (Zip Code)
 (Address of principal executive offices)


                                 (405) 840-9550
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        YES  [X]    NO  [ ]

Outstanding shares of the registrant's common stock, par value $0.01 per share, at August 14, 1998: 18,193,945

                       BAYARD DRILLING TECHNOLOGIES, INC.

                                      INDEX


                                                                                                           PAGE NO.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

             Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997................................1

             Statements of Operations (unaudited) - Three months and six months
             Ended June 30, 1998 and 1997....................................................................2

             Statements of Equity (Deficit) for the years ended December 31, 1996 and
             1997 and six months ended June 30, 1998 (unaudited).............................................3

             Statements of Cash Flows (unaudited) - Six months ended June 30,
             1998 and 1997...................................................................................4

             Notes to Financial Statements (unaudited).......................................................5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................6

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...............................................................................15

Item 2.      Changes in Securities and Use of Proceeds.......................................................16

Item 4.      Submission of Matters to a Vote of Security Holders.............................................17

Item 6.      Exhibits and reports on Form 8-K................................................................18

Signatures...................................................................................................22

Index to Exhibits............................................................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       BAYARD DRILLING TECHNOLOGIES, INC.


                                 BALANCE SHEETS
                      (In thousands, except per share data)
                   (Information at June 30, 1998 is unaudited)

                                     ASSETS
                                                                                DECEMBER 31,     JUNE 30,
CURRENT ASSETS:                                                                    1997            1998
                                                                                 ---------      ---------
     Cash ..................................................................     $  49,302      $  37,654
     Restricted investments ................................................           880            524
     Accounts receivable ...................................................        19,491         16,181
     Prepaid expenses and other current assets..............................           538          2,086
                                                                                 ---------      ---------
               Total current assets ........................................        70,211         56,445
Property, plant and equipment, net .........................................       155,673        269,103
Goodwill, net of accumulated amortization of $375 at
     December 31, 1997 and $811 at June 30, 1998                                    12,704         12,268
Other assets ...............................................................         1,900          4,495
                                                                                 ---------      ---------
               Total assets ................................................     $ 240,488      $ 342,311
                                                                                 =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ......................................................     $   8,246      $  18,535
     Payable to affiliate ..................................................           494            512
     Accrued liabilities ...................................................         5,067          4,774
     Current portion of long-term debt .....................................         7,450          6,000
                                                                                 ---------      ---------
               Total current liabilities ...................................        21,257         29,821
                                                                                 ---------      ---------
Deferred income tax liabilities ............................................        13,554         15,119
                                                                                 ---------      ---------
Other long term liabilities ................................................         2,055          1,972
                                                                                 ---------      ---------
Long-term debt, less current maturities ....................................        23,069         14,703
                                                                                 ---------      ---------
Subordinated notes, net of debt discount of $429 at
     December 31, 1997 .....................................................         2,091             --
                                                                                 ---------      ---------
Notes payable, 11% Senior notes due 2005 ...................................          --          100,000
                                                                                 ---------      ---------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 20,000,000 shares authorized; none
           issued or outstanding ...........................................          --               --
     Common stock, $0.01 par value, 100,000,000 shares authorized; 18,183,945 shares issued and outstanding at December 31, 1997;
           18,193,945 at June 30, 1998 .....................................           182            182
     Additional paid-in capital (net of deferred compensation of $258 at
           December 31, 1997 and $232 at June 30, 1998) ....................       180,400        180,476
     Retained earnings (accumulated deficit) ...............................        (2,120)            38
                                                                                 ---------      ---------
           Total stockholders' equity ......................................       178,462        180,696
                                                                                 ---------      ---------
           Total liabilities and stockholders' equity ......................     $ 240,488      $ 342,311
                                                                                 =========      =========



   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                        ----------------------      ----------------------
                                                          1997          1998          1997          1998
                                                        --------      --------      --------      --------
REVENUES:
Drilling ..........................................     $ 10,996      $ 20,215      $ 15,107      $ 44,177
                                                        --------      --------      --------      --------

COST AND EXPENSES:
Drilling ..........................................        7,850        15,239        10,897        32,460
General and administrative ........................          539           714           734         1,469
Depreciation and amortization .....................        1,769         3,307         2,645         6,476
                                                        --------      --------      --------      --------
Total costs and expenses ..........................       10,158        19,260        14,276        40,405
                                                        --------      --------      --------      --------
Operating income ..................................          838           955           831         3,772
                                                        --------      --------      --------      --------
OTHER INCOME (EXPENSE):
Interest expense ..................................         (837)         (201)         (982)         (568)
Interest income ...................................           34           305            51           801
Gain on sale of assets ............................           60           200            60           252
Other .............................................            8            15             8            49
                                                        --------      --------      --------      --------
Total other income (expense) ......................         (735)          319          (863)          534
                                                        --------      --------      --------      --------
Earnings (loss) before income
taxes and extraordinary
  Item ............................................          103         1,274           (32)        4,306
Income tax provision-deferred .....................           39           535            12         1,810
                                                        --------      --------      --------      --------
Net income (loss) before extraordinary item .......           64           739           (20)        2,496

Extraordinary loss, net of
income taxes of $245 ..............................           --          (338)           --          (338)
                                                        --------      --------      --------      --------
Net earnings (loss) ...............................     $     64      $    401      $    (20)     $  2,158
                                                        ========      ========      ========      ========
EARNINGS (LOSS) PER SHARE:
    Basic:
       Before extraordinary item ..................     $    .01      $    .04      $    0.0      $   .14
                                                        ========      ========      ========      ========
       Extraordinary item .........................           --      $   (.02)           --      $  (.02)
                                                        ========      ========      ========      ========
       Net earnings ...............................     $    .01      $    .02      $    .00      $   .12
                                                        ========      ========      ========      ========
    Diluted:
       Before extraordinary item ..................     $    .01      $    .04      $    .00      $   .14
                                                        ========      ========      ========      ========
       Extraordinary item .........................           --      $   (.02)           --      $   (.02)
                                                        ========      ========      ========      ========
       Net earnings ...............................     $    .01      $    .00      $    .02      $   .12
                                                        ========      ========      ========      ========
Weighted average common shares
       outstanding, basic..........................        6,686        18,194         6,193        18,185
                                                        ========      ========      ========      ========
Weighted average common shares
       outstanding, diluted........................        9,753        18,456         8,972        18,472
                                                        ========      ========      ========      ========



   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                         STATEMENTS OF EQUITY (DEFICIT)
                                 (In thousands)



                                                                                         STOCKHOLDERS' EQUITY
                                                                      ------------------------------------------------------------
                                                       PARTNERS                   ADDITIONAL
                                                        CAPITAL        COMMON       PAID-IN      DEFERRED     RETAINED
                                                       (DEFICIT)        STOCK       CAPITAL        COST       EARNINGS     TOTAL
                                                       ---------      ---------     ---------     -------     ---------   --------
Balance at December 31, 1995 .....................     $    (276)     $      --       $    --     $    --     $    --     $     --
   Net earnings through date of corporate
        capitalization ...........................           447             --            --          --          --           --
   Net increase in equity arising from affiliate
        transactions .............................         5,285             --            --          --          --           --
   Issuance of stock in corporate capitalization .        (5,456)            20         5,436          --          --         5,456
   Sale of stock .................................            --             20         9,980          --          --        10,000
   Issuance of stock options and warrants for
      drilling agreements and debt ...............            --             --         1,319          --          --         1,319
   Issuance of stock and options for property
      and equipment ..............................            --             16         9,494          --          --         9,510
   Net loss from date of corporate capitalization
      to December 31, 1996 .......................            --             --            --          --          (34)         (34)
                                                       ---------      ---------     ---------     -------     --------    ---------
Balance at December 31, 1996 .....................            --             56        26,229          --          (34)      26,251
   Net loss ......................................            --             --            --          --       (2,086)      (2,086)
   Issuance of stock options to employees ........            --             --            60         (53)          --            7
   Sale of stock .................................            --             89       107,020          --           --      107,109
   Issuance of stock options and warrants ........            --             --         5,068          --           --        5,068
   Executive compensation agreements .............            --             --           250        (205)          --           45
   Issuance of stock for acquisitions ............            --             37        42,031          --           --       42,068
                                                       ---------      ---------     ---------     -------     ---------   ---------

Balance at December 31, 1997 .....................            --            182       180,658        (258)       (2,120)    178,462
   Net income (unaudited) ........................            --             --            --          --         2,158       2,158
   Exercise stock options (unaudited) ............            --             --            50          --            --          50
   Executive compensation agreements (unaudited) .            --             --            --          26            --          26
                                                       ---------      ---------     ---------     -------     ---------   ---------
Balance at June 30, 1998 (unaudited) .............     $      --      $     182     $ 180,708     $  (232)    $      38   $ 180,696
                                                       =========      =========     =========     =======     =========   =========


   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                    SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                               ---------------------------
                                                                                                  1997            1998
                                                                                               -----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss).....................................................................    $       (20)     $   2,158
   Adjustments to reconcile net earnings (loss) to net cash
      Provided by operating activities: ....................................................         2,645          6,476
      Depreciation and amortization
      Gain on sale of assets ...............................................................           (60)          (252)
      Compensation expense .................................................................            18             26
      Deferred income taxes ................................................................           (12)         1,810
      Change in assets and liabilities, net of effects of affiliate transactions -
            (Increase) decrease in accounts receivable .....................................        (5,707)         3,310
            Increase in accounts receivable from affiliate .................................        (3,726)            --
            Increase in other assets .......................................................        (1,608)        (1,479)
            Increase (decrease) in accrued liabilities .....................................         3,438           (293)
            Increase in accounts payable ...................................................         5,635         10,289
            Increase in payable to affiliate ...............................................           426             18
            Decrease in other liabilities ..................................................            --            (83)
                                                                                               -----------      ---------
               Net cash provided by operating activities ...................................         1,029         21,980
                                                                                               -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment ...................................................       (32,539)      (119,706)
   Acquisition of businesses ...............................................................       (26,056)            --
   Proceeds from sale of assets ............................................................            60            489
   Proceeds form sale of investments .......................................................            --            355
   Purchase of investments .................................................................          (730)            --
                                                                                               -----------      ---------
               Net cash used in investing activities .......................................       (59,265)      (118,862)
                                                                                               -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ................................................................        41,044             --
   Proceeds from exercise of options .......................................................            --             50
   Proceeds from issuance of stock .........................................................         8,230             --
   Proceeds from issuance of notes, net of issuance costs ..................................            --         97,450
   Payments on long-term debt ..............................................................        (2,572)       (12,266)
   Borrowings under line of credit .........................................................         6,811             --
                                                                                               -----------      ---------
              Net cash provided by financing activities ....................................        53,513         85,234
                                                                                               -----------      ---------

Net change in cash .........................................................................        (4,723)       (11,648)
Cash at beginning of period ................................................................         4,963         49,302
                                                                                               -----------      ---------

Cash at end of period ......................................................................   $       240      $  37,654
                                                                                               ===========      =========

Cash paid during the period for interest ...................................................   $       653      $   1,570
Cash paid during the period for income taxes ...............................................   $        --      $      --
                                                                                               ===========      =========


Supplemental non-cash activity:

During 1997 the Company acquired property and equipment through the issuance of stock and options for $41,510 and through the issuance of trade payables of $6,450.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of Bayard Drilling Technologies, Inc. ("Bayard" or the "Company"), the unaudited interim financial statements for the six months ended June 30, 1998 and 1997 include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 1998 and results of operations and cash flows for the six months ended June 30, 1998 and 1997. Results for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

4. On October 16, 1997, the Company completed the acquisition of Bonray Drilling Corporation ("Bonray Acquisition"), subject to certain working capital adjustments, for 3,015,000 shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock"). The Bonray Acquisition was accounted for as a purchase. In the Bonray Acquisition, the Company acquired 13 rigs, including seven rigs with depth capacities of 15,000 feet or greater and two diesel electric SCR rigs. At the time of the Bonray Acquisition, twelve of Bonray's rigs were operating and under contract and one was awaiting refurbishment. On March 30, 1998, the Securities and Exchange Commission declared effective a Registration Statement on Form S-1 (Commission File No. 333-43535) pursuant to which the Company registered 2,955,000 shares of Common Stock in connection with a registration rights agreement entered into at the time of the Bonray Acquisition.

5. In November 1997, the Company and certain of its stockholders consummated an initial public offering (the "Initial Public Offering"); pursuant to which the Company registered the sale of an aggregate of 11,040,000 shares of Common Stock. In the Initial Public Offering, the Company issued and sold 4,229,050 shares of Common Stock and certain stockholders of the Company sold 6,810,950 shares of Common Stock. The Company received net proceeds of $89.5 million for the shares sold by it in the Initial Public Offering. Through June 30, 1998 these net proceeds have been used as follows: (i) $36.8 million to purchase machinery and equipment; (ii) $37.5 million to repay indebtedness, including $6.2 million prepaid in May 1998 on the amount outstanding under the Term Note;
(iii) $817,125 to pay The CIT Group/Equipment Financing, Inc. ("CIT") in connection with the exercise by CIT of a warrant for 150,000 shares of Common Stock; and (iv) $14.5 million placed in temporary investments

6. On June 26, 1998, the Company completed the acquisition of 25 drilling rigs and certain related equipment and other assets from TransTexas Gas Corporation ("TransTexas") for $75 million in cash ("the TransTexas Acquisition"). The purchase was accomplished through the issuance of $100 million of the Company's 11% Senior Notes due 2005 (the "Senior Notes Offering"). The Company received net proceeds of approximately $97 million, and will use the additional proceeds for general corporate purposes, possibly including capital expenditures for acquisitions of additional drilling rigs and related equipment and the refurbishment of rigs. All of the acquired rigs are mechanical rigs capable of drilling to depths of 12,000 feet or greater, with twelve of the rigs capable of drilling to depths of 20,000 feet or greater. Four of the drilling rigs are awaiting refurbishment. In addition, the Company and TransTexas have entered into an Alliance Agreement that provides that for a period of 30 months, if TransTexas engages in any land drilling activities in Alabama, Louisiana, Mississippi, Oklahoma, New Mexico or Texas, TransTexas will engage the Company to provide up to 15 of the Company's rigs for wells on which TransTexas serves as operator.

7. Prior to the consummation of the Senior Notes Offering, the Company completed a reorganization of its corporate structure and obtained the release of certain collateral for its secured indebtedness. In the reorganization of the corporate structure, Bayard and its subsidiaries Trend, Bayard Drilling, L.L.C. and Bonray transferred substantially all of their drilling rigs, associated equipment and other assets to a wholly owned partnership, Bayard Drilling, L.P. ("Bayard Drilling"), subject to the transferors' secured indebtedness, in exchange for the assumption by Bayard Drilling of associated liabilities and the issuance by Bayard Drilling of partnership interests. Concurrently with the transfers, (i) the Company's secured lenders under its bank loan arrangements (consisting of a term loan and a revolving loan) released from liens securing the term loan all assets except 12 drilling rigs and associated equipment and released from liens securing the revolving loan all drilling rigs and drilling contracts, except the 12 rigs remaining as collateral under the term loan and the drilling contracts associated with those 12 rigs, (ii) Bayard Drilling and its general partner Bayard Drilling, L.L.C. issued guarantees in favor of the lenders and (iii) the Company repaid approximately $6.2 million of its indebtedness to the lenders under its term loan. The Company recorded an extraordinary loss of $338,000 (net of income tax effect of $245,000) in the second quarter of 1998 relating to the early extinguishment of certain subordinate debt in the amount of approximately $2.5 million and from the payment on term notes in the amount of $6.2 million using proceeds from the IPO.


                       BAYARD DRILLING TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a leading provider of contract land drilling services to major and independent oil and gas companies. The Company was formed in December 1996 through a series of transactions (the "Formation Transactions") that established the Company as a regional competitor with ten rigs. Since that time, the Company has grown to operate the fifth largest land drilling fleet in the United States with a total of 88 rigs, 73 of which are currently being marketed. This growth is due primarily to, and the Company's operations have been significantly affected by, the following transactions:

         o Trend Acquisition. In May 1997, the Company completed the acquisition of Trend Drilling Co. and its 14 rigs ("Trend") for $18 million in cash and 250,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") (the "Trend Acquisition").

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

         o Oliver Acquisition. On January 9, 1998, the Company purchased six additional rigs from R. T. Oliver Drilling, Inc. for approximately $14 million in cash (the "Oliver Acquisition"). The Company expects to refurbish and purchase complementary equipment, including drill pipe, for these rigs as market conditions warrant.

         o Individual Rig Acquisitions. In addition to the Trend, Ward, Bonray and Oliver Acquisitions, the Company has invested $5.5 million to acquire six rigs in five transactions involving purchases of individual rigs or rig components (the "Individual Rig Acquisitions" and, together with the Formation Transactions and the Trend, Ward, Bonray and Oliver Acquisitions, the "Consolidation Transactions"). In addition, the Company has purchased on rig for approximately $54,000 and has two rigs, which may be assembled from inventoried components. In August 1997, the Company sold one rig.

         o Initial Public Offering. In November 1997, the Company completed an initial public offering (the "Initial Public Offering ") of 11,040,000 shares of Common Stock. The Company sold 4,229,050 shares of Common Stock in the Initial Public Offering and received net proceeds of $89.5 million.

         o Refurbishment. The Consolidation Transactions included a number of rigs in need of refurbishment. From January 1, 1997 through June 30, 1998, the Company completed refurbishment of 15 rigs at an average cost of approximately $2.7 million per rig (including drill pipe). These rigs were placed in service at various dates between January 1997 and June 1998. At June 30, 1998, the Company had 15 additional rigs in various stages of refurbishment. The Company recently revised its schedule for rig refurbishment as a result of changes in market conditions that have caused an industry-wide decrease in rig utilization. The Company anticipates refurbishing and placing the remaining 15 rigs into service as market conditions warrant.

         o TransTexas Acquisition. In June 1998, the Company completed the acquisition of 25 drilling rigs and certain related equipment and other assets from TransTexas Gas Corporation ("TransTexas") for $75 million in cash (the "TransTexas Acquisition"). This transaction was financed through an offering (the "Senior Notes Offering") of $100 million of the Company's 11% Senior Notes due 2005.

         The historical financial results presented herein include the effects of the foregoing transactions and the operations of the related rigs only for the periods after such transactions. In addition, the historical financial results include periods in which a number of rigs were being refurbished and did not contribute to revenues. Accordingly, the Company does not believe that the historical statements of operations presented herein are necessarily indicative of the Company's future operating results, or that comparisons of financial results between the periods presented herein are necessarily meaningful, particularly in light of the magnitude of the Company's recent acquisitions and rig refurbishment projects. This discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         The Company's operating margins are influenced by contract drilling rates, operating costs and drilling rig utilization. Although the Company believes that improved technologies, the long-term decline in the supply of rigs and stable oil and gas prices contributed to increased activity in the exploration and production sector during 1997, there has been a general decline in oil and, to a lesser extent, gas prices during 1998 and there can be no assurance that such decline will not continue. The recent decline in oil and gas prices has contributed to a decrease in the Company's rig utilization rates from 88% for the fourth quarter of 1997 to 72% for the second quarter of 1998. There can be no assurance that oil and gas prices will not continue to decline or that any such decline would not have a material adverse effect on the Company's utilization rates. In addition, ongoing movement or reactivation of land drilling rigs (including the movement of rigs from outside the United States into domestic markets) or new construction of drilling rigs could increase rig supply and adversely affect contract drilling rates and utilization levels. The Company cannot predict the future level of demand for its contract drilling services, future conditions in the contract drilling industry or future contract drilling rates.

FINANCIAL CONDITION AND LIQUIDITY

         Since December 1996, the Company has completed the Consolidation Transactions and in June 1998 consummated the TransTexas Acquisition. The Formation Transactions involved the issuance of an aggregate of 5,600,000 shares of Common Stock in consideration for the contribution to the Company of 16 rigs and $10 million in cash. At the time of the Formation Transactions, the Company entered into a $24 million term loan facility with The CIT Group/Equipment Financing, Inc. ("CIT"), principally for the refurbishment of certain of the Company's rigs. In May 1997, contemporaneously with the Trend Acquisition and in anticipation of the Ward Acquisition, the

Company completed a financing transaction in which it (i) issued to Chesapeake Energy Corporation ("Chesapeake") and Energy Spectrum Partners LP ("Energy Spectrum") additional shares of Common Stock, and two series of warrants together with subordinated notes due May 1, 2003 (the "Subordinated Notes") for $28.5 million in cash and (ii) increased the availability under its debt facilities from $24 million to $40.5 million.

         In November 1997, the Company and certain of its stockholders consummated the Initial Public Offering, pursuant to which the Company registered the sale of an aggregate of 11,040,000 shares of Common Stock. In the Initial Public Offering, the Company issued and sold 4,229,050 shares of Common Stock and certain stockholders of the Company sold 6,810,950 shares of Common Stock. The Company received net proceeds of $89.5 million for the shares sold by it in the Initial Public Offering. Through June 30, 1998 these net proceeds have been used as follows: (i) $36.8 million to purchase machinery and equipment;
(ii) $37.5 million to repay indebtedness, including $6.2 million prepaid in May 1998 on the amount outstanding under the Term Loan (as herein defined); (iii) $817,125 to pay CIT in connection with the exercise of certain options to purchase Common Stock; and (iv) $14.5 million placed in temporary investments.

         Currently, the Company's primary bank debt facilities consist of a term loan (the "Term Loan") under an agreement (the "Term Loan Agreement") with CIT and Fleet Capital Corporation ("Fleet"), under which $17.9 million was outstanding as of June 30, 1998 and a $10 million revolving loan facility under an agreement (the "Revolving Loan Agreement" and, together with the Term Loan Agreement, the "Loan Agreements") with Fleet under which the Company has no outstanding borrowings other than approximately $1.3 million in letters of credit as of June 30, 1998. On June 26, 1998, the Company issued $100 million of its 11% Senior Notes due 2005 (together with any registered notes issued in exchange therefor, the "Senior Notes") and used $75 million of such proceeds to fund the TransTexas Acquisition. Further information regarding the Loan Agreements and the Senior Notes is set forth below under "Financing Activities."

         The Company's principal requirements for capital, in addition to the funding of ongoing contract drilling operations, have been capital expenditures, including the refurbishment of existing rigs and acquisitions. From December 1996 through June 30, 1998, the Company spent $20.7 million on the Trend Acquisition, $11.9 million on the Ward Acquisition, $35 million on the Bonray Acquisition, $14 million on the Oliver Acquisition, $5.5 million on the Individual Rig Acquisitions, approximately $89 million on refurbishments and other related equipment purchases, including drill pipe, and $75 million on the TransTexas Acquisition. As a result, the Company's net property and equipment increased from $27 million at December 31, 1996 to $155.7 million at December 31, 1997 and $269.1 million at June 30, 1998. The Company's principal sources of liquidity have been the issuance of Common Stock, the Senior Notes, warrants to purchase Common Stock and the Subordinated Notes and borrowings under the Loan Agreements. As of June 30, 1998 the Company has $100 million principal amount of Senior Notes outstanding as a result of the Senior Notes Offering, $17.9 million of borrowings outstanding under the Term Loan Agreement, no borrowings outstanding under the Revolving Loan Agreement and no outstanding Subordinated Notes. The Company expects to fund its capital requirements for 1998 through the application of the remaining proceeds from the Initial Public Offering and the Senior Notes Offering, cash flow from operations, and, to the extent required, borrowings under the Loan Agreements. The Company believes that such sources of funds will be sufficient to meet the Company's anticipated uses for 1998.

         The most significant change in the Company's balance sheet from December 31, 1997 to June 30, 1998 was a $113.4 million increase in net property and equipment, and the issuance of $100 million of Senior Notes. During this same period, long-term debt, net of current maturities, decreased by $8.4 million and stockholders' equity increased by $2.3 million.

         From December 31, 1997 to June 30, 1998, the Company's working capital position decreased by $22.3 million to $26.6 million. This was primarily the result of additions to fixed assets.

Operating Activities

         During the six months ended June 30, 1998, net cash provided from operating activities totaled $22 million. The Company generated cash from operations of $10.2 million and working capital changes provided $11.8 million.

Investing Activities

         During the six months ended June 30, 1998, the Company invested $120 million in fixed assets, including $11.1 million in the Oliver Acquisition, and $75 million in the TransTexas Acquisition. Rig refurbishments including Oliver Acquisition costs of $11.1 million, refurbishments of $11.6 million on rigs currently being marketed, and $12.6 million of equipment for future refurbishment programs totaled $35.3 million. Total investment in drill pipe was $4.6 million.

Financing Activities

         During the six months ended June 30, 1998, the Company's payments under the Loan Agreements totaled $11.9 million.

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

         On June 26, 1998, the Company issued $100 million of Senior Notes and used $75 million of such proceeds to fund the TransTexas Acquisition. The Company intends to use the remaining proceeds for general corporate purposes, possibly including acquisitions of additional drilling rigs and related equipment and the refurbishment of rigs. The Senior Notes mature on June 30, 2005. Interest on the Senior Notes is payable semi-annually on June 30 and December 31 of each year, commencing on December 31, 1998. The Senior Notes are not redeemable prior to June 30, 2003, on or after which the Senior Notes will be redeemable, in whole or in part, at the option of the Company, at the redemption prices set forth in the Indenture relating to the Senior Notes (the "Indenture"), plus accrued and unpaid interest and certain other charges, if any, thereon to the date of redemption. In addition, at any time on or before June 30, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes with the net proceeds of certain qualifying equity offerings at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest and certain other charges, if any, thereon to the date of redemption, provided that at least $65 million in aggregate principal amount of Senior Notes remains outstanding immediately after the occurrence of such redemption. Upon a transaction resulting in a change of control, each holder of the Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and certain other charges, if any, thereon to the date of repurchase. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness and other senior obligations of the Company, and senior in right of payment to all future subordinated indebtedness of the Company.

         Each of the Company's wholly owned domestic subsidiaries (each, a "Guarantor") has issued a guarantee (a "Guarantee") of the Company's obligations under the Notes. The Guarantees are senior unsecured obligations of each respective Guarantor and rank pari passu in right of payment with all other indebtedness and liabilities of such Guarantor that are not subordinated by their terms to other indebtedness of such Guarantor, and senior in right of payment to all subordinated indebtedness of such Guarantor.

         The Company had outstanding at June 30, 1998 $17.9 million of long term debt under the Term Loan Agreement. The Term Loan was incurred to finance the purchase of certain land drilling rigs, the refurbishment of such rigs and equipment and for working capital purposes. On May 14, 1998, in connection with the Company's corporate reorganization into a holding company structure, (i) the Company prepaid $6.2 million of the Term Loan, obtained a release of all collateral for the Term Loan, except 12 drilling rigs and related equipment, and transferred to Bayard Drilling, L.P., the Company's wholly owned operating subsidiary ("Bayard Drilling"), substantially all of its assets, subject to such liens, and (ii) Bayard Drilling and Bayard Drilling, L.L.C., another wholly owned subsidiary of the Company ("Bayard L.L.C."), agreed to guarantee the Term Loan. Prior to such prepayment and collateral release, the Term Loan was secured by substantially all of the assets of Bayard and Trend. In connection with the Senior Notes Offering, the Term Loan was further amended to add Bonray as a guarantor of the Company's obligations.

         The Term Loan Agreement requires the Company and its subsidiaries to maintain collateral security for the Term Loan based on appraised fair market value and orderly liquidation value of the Company's drilling rigs and associated rig equipment equivalent to the balance of the Term Loan, and adhere to specified cash flow, leverage and liquidity ratios and minimum net worth and liquidity requirements. The Term Loan Agreement contains restrictions on, among other things, the ability of the Company and its subsidiaries to pay dividends, make investments, incur indebtedness and liens, and make capital expenditures and requires the maintenance of liquidity of $3 million through December 31, 1998. The Term Loan Agreement also contains affirmative covenants typical of secured loan arrangements with finance companies, such as requiring financial reports, insurance maintenance, legal, environmental and permit compliance. The Company is prohibited from prepaying the Term Loan until after December 31, 1999.

         The Term Loan bears interest at the Company's choice of LIBOR plus 4.25% per annum (9.91% at June 30, 1998) or the prime rate of The Chase Manhattan Bank plus 2.00% per annum and requires equal monthly payments of principal, together with accrued interest, in amounts sufficient to repay borrowings at maturity on March 31, 2002.

         The Revolving Loan Agreement provides revolving credit loans, subject to a borrowing base comprised of a portion of the Company's accounts receivable, of up to $10 million ($2 million of which is available for letters of credit) for general corporate purposes. The Company has not borrowed under the Revolving Loan Agreement since November 1997 but has approximately $1.3 million of letters of credit outstanding thereunder.

         Any borrowings under the Revolving Loan Agreement would bear interest based on Fleet National Bank's prime rate plus 1.5% (approximately 10.0% at June 30, 1998). A portion of the proceeds from the Initial Public Offering was used to repay all outstanding amounts under the Revolving Loan Agreement. The Company pays certain fees under the Revolving Loan Agreement, including a commitment fee equal to 0.5% of the unused portion of the maximum commitment. Fleet's commitment to lend under the Revolving Loan Agreement ends in April 2000. The Company may terminate the Revolving Loan Agreement upon 60 days' prior written notice to Fleet and the payment of a termination fee of 2% of the facility.

         The Revolving Loan Agreement is collateralized by certain assets of Bayard and Trend that were transferred to Bayard Drilling pursuant to the Company's corporate reorganization into a holding company structure, including accounts receivable, certain equipment and inventory, the Company's El Reno, Oklahoma yard and the same 12 drilling rigs that collateralize the Term Loan Agreement, together with equipment and drilling contracts related to such rigs. The Revolving Loan Agreement is also secured by the receivables and certain other assets of Bayard, Bayard Drilling, Bayard LLC, Trend and Bonray. Until May 14, 1998, the Revolving Loan Agreement was also collateralized by all drilling rigs of Bayard and Trend, upon which date Fleet released all but such 12 rigs and related assets. Bayard Drilling, Bayard LLC, Trend and Bonray have agreed to guarantee the obligations under the Revolving Loan Agreement. The Revolving Loan Agreement contains customary restrictive covenants that are substantially similar to the covenants contained in the Term Loan Agreement.

         The Company also has issued three amortizing term notes (the "Top Drive Notes") totaling approximately $2.8 million outstanding at June 30, 1998. This debt bears interest at 9.5% per annum and is collateralized by certain equipment (top drives) of the Company and letters of credit in amounts totaling approximately $700,000. The debt represented by the Top Drive Notes matures in July, October and November of 2000. The note agreement relating to the Top Drive Notes does not contain any restrictive financial covenants but contains a cross default to the Term Loan Agreement and the Revolving Loan Agreement.

Other Matters

         The Company continues to actively review possible acquisition opportunities. While the Company has not entered into any definitive agreements to acquire additional businesses or material equipment, suitable opportunities may arise in the future. The timing or success of any acquisition effort and the size of the associated potential capital commitments cannot be predicted at this time. In addition, there can be no assurance that adequate funding will be available on terms satisfactory to the Company.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended June 30, 1998 and 1997


                                            1997                                                      1998
                          ------------------------------------------    ------------------------------------------------------------
                           Gulf Coast        Mid-             Total     Gulf Coast        Mid-          South            Total
                                           Continent                                   Continent        Texas
Rig days worked (1)....           779          1,073           1,852            679           2,579            30            3,288
Per day amounts:
Revenues (2) ..........   $     7,350    $     4,911    $      5,937    $     7,597    $      5,741     $   8,333     $      6,148

Costs (2) .............   $     4,727    $     3,884    $      4,239    $     5,826    $      4,323     $   4,467     $      4,635


Margin (2) ............   $     2,623    $     1,027    $      1,698    $     1,771    $      1,418     $   3,866     $      1,513

Drilling revenues .....   $ 5,726,000    $ 5,270,000    $ 10,996,000    $ 5,159,000    $ 14,806,000     $ 250,000     $ 20,215,000
Drilling costs (3) ....   $ 3,682,000    $ 4,168,000    $  7,850,000    $ 3,956,000    $ 11,149,000     $ 134,000     $ 15,239,000

Operating margin ......   $ 2,044,000    $ 1,102,000    $  3,146,000    $ 1,203,000    $  3,657,000     $ 116,000     $  4,976,000
Utilization rate ......           100%            92%             95%            53%             78%           93%              72%

------------------------------------------------------------------------------------------------------------------------------------

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

         Drilling revenues increased approximately $9.2 million, or 84% to $20.2 million for the three months ended June 30, 1998, from $11 million for the three months ended June 30, 1997. Drilling revenues increased due to a 1,436 day, or 78%, increase in rig days worked, and a $211, or 4%, increase in the average revenue per day. The increase in days worked was a result of an increase in the average number of rigs owned and available for service. As of June 30, 1998, the Company had 73 rigs available for service. The increase in rigs available for service was principally the result of the Consolidation Transactions. Rig days worked consisted of 679 days worked in the Gulf Coast region, 2,579 days worked in the Mid-Continent region, and 30 days worked in the South Texas region. Increases in revenues per day were a result of the increase in the day rates and the average number of land drilling rigs being marketed by the Company, offset by a decrease in the utilization rate from 95 % to 72%.

         Drilling costs increased by approximately $7.4 million, or 94%, to $15.2 million for the three months ended June 30, 1998, from $7.9 million for the three months ended June 30, 1997. The increase in drilling operating expenses was a direct result of the increase in the number of rigs owned and available for service and the corresponding 1,436 day increase in the days worked.

         The Company's operating margin increased by approximately $1.8 million, or 58%, to $5 million for the three months ended June 30, 1998, as compared to $3.1 million for the three months ended June 30, 1997. The increase in operating margin resulted from the increase in the average revenue per day and the increase in days worked.

         Depreciation and amortization expense increased by $1.5 million, or 87%, to $3.3 million for the three months ended June 30, 1998, as compared to $1.8 million for the three months ended June 30, 1997. The increase was primarily due to additional depreciation associated with the Consolidation Transactions.

         General and administrative expense increased by $175,000, or 32%, to $714,000 for the three months ended June 30, 1998, from $539,000 for the same period of 1997 due primarily to increased payroll costs associated with new management and increased corporate staff and increased legal fees due to the Company's acquisition activities and public status.

         Interest expense was $201,000 for the three months ended June 30, 1998 as compared to $837,000 for the three months ended June 30, 1997 due to capitalized interest during the three months ended June 30, 1998 due to rig refurbishments.

         Other income increased for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, primarily due to interest income received on funds being invested in short-term investments and the gain recognized on the sale of assets at auction.

         For the three months ended June 30, 1998, the income tax provision was $535,000 compared to $39,000 for the first three months of 1997. This increase is due to the increase in net income for the three months ended June 30, 1998 versus the same period one-year ago.

         For the three months ended June 30, 1998, the Company recorded an extraordinary loss in the amount of $338,000 (net of income taxes of $245,000) from the early extinguishment of certain subordinate debt in the amount of approximately $2.5 million, and from the payment on term notes in the amount of $6.2 million using proceeds from the IPO.


         Comparison of Six Months Ended June 30, 1998 and 1997


                                         1997                                                          1998
                        ---------------------------------------------   ---------------------------------------------------------
                            Gulf Coast         Mid-           Total     Gulf Coast         Mid-            South          Total
                                            Continent                                    Continent         Texas
Rig days worked (1)....          1,340          1,343           2,683          1,685           5,329           30           7,044
Per day amounts:
Revenues (2) ..........    $     6,422    $     4,841    $      5,631   $      7,853    $      5,759    $   8,333    $      6,276


Costs (2) .............    $     4,331    $     3,793    $      4,061   $      5,593    $      4,297    $   4,467    $      4,608


Margin (2) ............    $     2,091    $     1,048    $      1,570   $      2,260    $      1,462    $   3,866    $      1,668


Drilling revenues .....    $ 8,605,000    $ 6,502,000    $ 15,107,000   $ 13,233,000    $ 30,694,000    $ 250,000    $ 44,177,000
Drilling costs (3) ....    $ 5,803,000    $ 5,094,000    $ 10,897,000   $  9,425,000    $ 22,901,000    $ 134,000    $ 32,460,000

Operating margin ......    $ 2,802,000    $ 1,408,000    $  4,210,000   $  3,808,000    $  7,793,000    $ 116,000    $ 11,717,000
Utilization rate ......             99%            94%             96%            66%             83%          93%             78%

-------------------------------------------------------------------------------------------------------------------------------

(4) Rig days worked represents the number of rigs being marketed by the Company multiplied by the number of days during which such rigs are being operated, mobilized, assembled or dismantled while under contract. Rig days are a common measurement of both utilization rates and fleet size.

(5) Represents total contract drilling revenues (including mobilization revenues and reimbursement for fuel and other costs) divided by the total number of rig days worked by the Company's drilling rig fleet marketed during the period.

(6) Drilling costs exclude depreciation and amortization and general and administrative expenses.

         Drilling revenues increased approximately $29.1 million, or 192% to $44.2 million for the six months ended June 30, 1998, from $15.1 million for the six months ended June 30, 1997. Drilling revenues increased due to a 4,361 day, or 163%, increase in rig days worked, and a $645, or 11.5%, increase in the average revenue per day. The increase in days worked was a result of an increase in the average number of rigs owned and available for service. As of June 30, 1998, the Company had 73 rigs available for service. The increase in rigs available for service was principally the result of the Consolidation Transactions. Rig days worked consisted of 1,685 days worked in the Gulf Coast region, 5,329 days worked in the Mid-Continent region, and 30 days worked in the South

Texas region. Increases in revenues per day were a result of the increase in the dayrates and the average number of land drilling rigs being marketed by the Company, offset by a decrease in the utilization rate from 96% to 78%.

         Drilling costs increased by approximately $21.6 million, or 198%, to $32.5 million for the six months ended June 30, 1998, from $10.9 million for the six months ended June 30, 1997. The increase in drilling operating expenses was a direct result of the increase in the number of rigs owned and available for service and the corresponding 4,361 day increase in the days worked.

         The Company's operating margin increased by approximately $7.5 million, or 178%, to $11.8 million for the six months ended June 30, 1998, as compared to $4.2 million for the six months ended June 30, 1997. The increase in operating margin resulted from the increase in the average revenue per day and the increase in days worked.

         Depreciation and amortization expense increased by $3.8 million, or 145%, to $6.5 million for the six months ended June 30, 1998, as compared to $2.6 million for the six months ended June 30, 1997. The increase was primarily due to additional depreciation associated with the Consolidation Transactions.

         General and administrative expense increased by $735,000, or 100%, to $1,469,000 for the six months ended June 30, 1998, from $734,000 for the same period of 1997 due primarily to increased payroll costs associated with new management and increased corporate staff and increased legal fees due to the Company's acquisition activities and public status.

         Interest expense was $568,000 for the six months ended June 30, 1998 as compared to $982,000 for the six months ended June 30, 1997 due to the capitalization of interest during the six months ended June 30, 1998 for rigs in process of rig refurbishment.

         Other income increased for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, primarily due to interest income received on funds being invested in short-term investments and the gain recognized on the auction sale of assets.

         For the six months ended June 30, 1998, the income tax provision was $1.8 million compared to $12,000 for the first six months of 1997. This increase is due to the increase in net income for the first six months of June 1998 versus the first six months of 1997.

         For the six months ended June 30, 1998, the Company recorded an extraordinary loss in the amount of $338,000 (net of income taxes of $245,000) from the early extinguishment of certain subordinate debt in the amount of approximately $2.5 million, and from the payment on term notes in the amount of $6.2 million using proceeds from the IPO.


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

YEAR 2000 COMPUTER ISSUES

         The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. The Company believes that all year 2000 problems in its computer systems have been or will be resolved in a timely manner and have not caused and will not cause disruption of its operations or have a material adverse effect on its financial condition or results of operations. However, it is possible that the Company's cash flows could be disrupted by year 2000 problems experienced by its customers, financial institutions or other persons. The Company is unable to quantify the effect, if any, of year 2000 computer problems that may be experienced by these third parties.

FORWARD LOOKING INFORMATION

         This Report contains forward-looking statements and information that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect the Company's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors set forth in the Company's Registration Statements on Form S-1 (Registration No. 333-43535) and Form S-4 (Registration No. 333-59623), copies of which may be obtained from the Securities and Exchange Commission or from the Internet site maintained by the Commission at http://www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

         A purported class action lawsuit is pending against the Company, certain directors and officers of the Company, the underwriters of the Initial Public Offering, and certain current and former stockholders of the Company, alleging violations of federal securities laws in connection with the Initial Public Offering. The lawsuit, Yuan et al. v. Bayard Drilling Technologies, Inc., et al. ("Yuan"), was filed on February 3, 1998 in the United States District Court for the Western District of Oklahoma. The defendants in this case include the Company, Chesapeake, Energy Spectrum LLC, James E. Brown, David E. Grose, Carl B. Anderson, III, Merrill A. Miller, Jr., Sidney L. Tassin, Lew O. Ward, Mike Mullen, Roy T. Oliver, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers, Inc., Prudential Securities, Inc., Rauscher Pierce Refsnes, Inc. (a predecessor to Dain Rauscher, Incorporated) and Raymond James & Associates, Inc.

         The plaintiffs in this lawsuit purport to sue on their own behalf and on behalf of all persons who purchased shares of Common Stock on or traceable to the Initial Public Offering. In the lawsuit, plaintiffs allege claims under the Securities Act of 1933 and the Oklahoma Securities Act. The plaintiffs allege that the registration statement and prospectus for the Initial Public Offering contained materially false and misleading information and omitted to disclose material facts. In particular, the plaintiffs allege that such registration statement and prospectus failed to disclose financial difficulties of Chesapeake, the Company's largest customer, and the effects of such difficulties on Chesapeake's ability to continue to provide the Company with substantial drilling contracts. The petitions further allege that the Company failed to disclose pre-offering negotiations with R.T. Oliver Drilling, Inc., whom the plaintiffs allege was a related party, for the purchase of drilling rigs. In addition, the petitions allege that the Company failed to disclose that its growth strategy required costly refurbishment of older drilling rigs that would dramatically increase the Company's costs, which could not be sustained by internally generated cash flows, and would negatively impact the Company's liquidity. In each of these lawsuits, the plaintiffs are seeking rescission and damages.

         Two other suits, Khan v. Bayard Drilling Technologies, Inc., et al. ("Khan") and Burkett v. Bayard Drilling Technologies, Inc., et al. ("Burkett"), which were filed in District Court in and for Oklahoma County, State of Oklahoma on January 14, 1998 and February 2, 1998, respectively, and alleged essentially the same claims as Yuan were dismissed without prejudice in May 1998 on a joint application filed by all parties. The plaintiffs in Khan and Burkett, along with others, have joined in Yuan's motion to be appointed as lead plaintiffs in the Yuan federal court suit. In connection with the dismissal of the Khan and Burkett cases, the Company withdrew its opposition to the motion for appointment of lead plaintiffs filed by various plaintiffs in the Yuan case. On May 12, 1998, the court entered an order appointing approximately 20 individuals as lead plaintiffs in the Yuan case, and appointing various law firms as attorneys for the lead plaintiffs. The lead plaintiffs filed an amended complaint on July 30, 1998, and the Company and the other defendants have until September 11, 1998 to respond to the amended complaint.

         The Company is also involved in other litigation arising from time to time in the ordinary course of its business, including workers' compensation claims and disputes arising out of its drilling activities. Such disputes include a claim filed against Bayard and Sperry-Sun Drilling Services, Inc. on May 29, 1998 in the District Court of Oklahoma County in the State of Oklahoma. R.C. Taylor Companies, Inc., the plaintiff in that lawsuit, seeks actual and punitive damages for costs allegedly incurred in connection with a directional drilling project that utilized one of the Company's rigs.

         The Company believes the allegations in the lawsuits referenced above are without merit and is defending vigorously the claims brought against it. The Company is unable, however, to predict the outcome of these lawsuits or the costs to be incurred in connection with their defense and there can be no assurance that this litigation will be resolved in the Company's favor. An adverse result or prolonged litigation could have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 26, 1998, the Company issued $100 million principal amount of its 11% Senior Notes due 2005. The terms of the Senior Notes are governed by an Indenture, dated June 26, 1998 (the "Indenture"), between the Company, the Guarantors and U.S. Trust Company of Texas, N.A., as trustee. The Indenture imposes certain operating and financial restrictions on the Company, including limitations on the Company's ability to pay dividends or make other distributions on the Common Stock. For further details regarding restrictions imposed on the Company by the Indenture and the Senior Notes that may affect the rights of the holders of Common Stock, reference is made to the Indenture, a copy of which has been filed with the Commission as an exhibit to this Report.

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

         After deducting expenses of approximately $7,765,600, the net proceeds to the Company from the Initial Public Offering were $89.5 million. Through June 30, 1998, the net proceeds received by the Company in the Initial Public Offering have been used for the following purposes:


                                                            AMOUNT
PURPOSE                                                     ------
-------                                                 (IN THOUSANDS)
                                                        -------------
Purchase of machinery and equipment ..................     $ 36,838

Repayment of indebtedness ............................       37,500

Payment to CIT in connection with warrant exercise ...          817

Temporary investments (1) ............................       14,345
                                                           --------

         TOTAL .......................................     $ 89,500
                                                           ========

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of stockholders of Bayard Drilling Technologies, Inc. was held on May 19, 1998 at 2:00 p.m. at the Courtyard by the Marriott in Oklahoma City, Oklahoma. A total of 12,264,745 shares of common stock, which is 67 percent of the shares outstanding on April 10, 1998, were represented at the meeting, either in person or by proxy.

The following directors were elected for the next year.


VOTE TABULATION:
DIRECTORS:                 FOR        AGAINST      ABSTAIN
James E. Brown           12,154,245     --         110,500
Carl B. Anderson,III     12,154,245     --         110,500
Sidney L. Tassin         12,154,245     --         110,500
Merrill A. Miller        12,139,245     --         125,500
Lew O. Ward              12,154,245     --         110,500
Mark Liddell             12,154,245     --         110,500

Coopers & Lybrand, L.L.P. were appointed as independent accountants for the next year. The vote tabulation was as follows:


VOTE TABULATION:                FOR             AGAINST       ABSTAIN
Coopers & Lybrand, L.L.P.    12,195,597         49,950         19,198

These were all the matters submitted for a vote to the stockholders at the annual stockholders meeting.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


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

        4.1           Specimen Stock Certificate for due Common Stock, par value
                      $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                      Form S-1 (Registration No. 333-34451)).

        4.2 Indenture, dated as of June 26, 1998, by and among the Company and Bayard Drilling, L.L.C., Bayard Drilling,
                      L.P., Bonray Drilling Corporation and Trend Drilling Co., as guarantors, and U.S. Trust Company of Texas, N.A. as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration
                      No. 333-59623)).

        4.3 Registration Rights Agreement, dated as of June 26, 1998, by and among the Company, Bayard Drilling, L.L.C., Bayard
                      Drilling, L.P., Bonray Drilling Corporation, Trend
                      Drilling Co., Donaldson, Lufkin & Jenrette Securities
                      Corporation, BT Alex Brown, Dain Rauscher Wessels and
                      Lehman Brothers Inc. (incorporated by reference to Exhibit
                      4.3 to the Company's Registration Statement on Form S-4
                      (Registration No. 333-59623)).

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

        10.13 Amended and Restated Loan and Security Agreement, dated as of June 18, 1998, by and among Fleet Capital Corporation, the Company and Bayard Drilling, L.P.*

        10.14         Second Amended and Restated Loan Agreement, dated as of
                      June 18, 1998, by and among the CIT Group/Equipment
                      Financing, Inc. and Fleet Capital Corporation, as Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on
                      Form S-4 (Registration No. 333-59623)).

        10.15 Employment Agreement dated as of December 10, 1996, by and between the Company and James E. Brown (incorporated by reference to Exhibit 10.21 to the Company's Registration
                      Statement on Form S-1 (Registration No. 333-34451)).

        10.16         Restricted Stock Award Agreement, dated as of December 10,
                      1996, by and between the Company and James E. Brown
                      (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration
                      No. 333-34451)).

        10.17 Employment Agreement dated as of January 1, 1997, by and between the Company and Ed Jacob (incorporated by reference to Exhibit 10.23 to the Company's Registration
                      Statement on Form S-1 (Registration No. 333-34451)).

        10.18 Employment Agreement dated as of July 16, 1997, by and between the Company and David E. Grose (incorporated by reference to Exhibit 10.24 to the Company's Registration
                      Statement on Form S-1 (Registration No. 333-34451)).

        10.19 Letter Agreement, dated as of August 20, 1997, by and between the Company and Chesapeake Energy Corporation
                      (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration
                      No. 333-34451)).

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

        10.29 Asset Purchase Agreement, dated as of May 26, 1998, by and among Bayard Drilling, L.P., Bayard Drilling Technologies,
                      Inc. and TransTexas Gas Corporation (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K filed on June 2, 1998).

        10.30 Drilling Alliance Agreement, dated as of June 26, 1998, by and between Bayard Drilling, L.P. and TransTexas Gas
                      Corporation (incorporated by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K filed on July 9,
                      1998).

        10.31 Purchase Agreement, dated as of June 19, 1998, by and among the Company, Bayard Drilling, L.L.C., Bayard
                      Drilling, L.P., Bonray Drilling Corporation, Trend
                      Drilling Co., Donaldson, Lufkin & Jenrette Securities
                      Corporation, BT Alex Brown, Dain Rauscher Wessels and
                      Lehman Brothers Inc. (incorporated by reference to Exhibit
                      10.31 to the Company's Registration Statement on Form S-4
                      (Registration No. 333-59623)).

        10.32         Waiver of Certain Rights Under Second Amended and Restated
                      Stockholders and Voting Agreement dated June 2, 1998, by
                      Charles E. Davidson, Mark Liddell and Mike Liddell
                      (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-4 (Registration
                      No. 333-59623)).

        27.1          Financial Data Schedule. *


(b) REPORTS ON FORM 8-K

          On June 2, 1998, the Company filed a Current Report on Form 8-K, dated May 26, 1998, reporting under Item 5 (other events). On July 9, 1998, the Company filed a Current Report on Form 8-K, dated June 26, 1998, reporting under Item 2 (acquisition or disposition of assets).

-------------
* Filed herewith

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BAYARD DRILLING TECHNOLOGIES, INC.



DATE      August 14, 1998                  /s/  James E. Brown
      ---------------------             ---------------------------------------
                                        James E. Brown, Chairman, President and
                                        Chief Executive Officer



DATE      August 14, 1998                 /s/  David E. Grose
      ---------------------             ---------------------------------------
                                        David E. Grose, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                INDEX TO EXHIBITS


         Exhibit
         Number            Description
         -----             -----------
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

         4.1 Specimen Stock Certificate for due Common Stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's
                           Registration Statement on Form S-1 (Registration No.
                           333-34451)).

         4.2 Indenture, dated as of June 26, 1998, by and among the Company and Bayard Drilling, L.L.C., Bayard
                           Drilling, L.P., Bonray Drilling Corporation and Trend
                           Drilling Co., as guarantors, and U.S. Trust Company of Texas, N.A. as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration
                           Statement on Form S-4 (Registration No. 333-59623)).

         4.3               Registration Rights Agreement, dated as of June 26,
                           1998, by and among the Company, Bayard Drilling, L.L.C., Bayard Drilling, L.P., Bonray Drilling
                           Corporation, Trend Drilling Co., Donaldson, Lufkin &
                           Jenrette Securities Corporation, BT Alex Brown, Dain
                           Rauscher Wessels and Lehman Brothers Inc.
                           (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4
                           (Registration No. 333-59623)).

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

         10.13 Amended and Restated Loan and Security Agreement, dated as of June 18, 1998, by and among Fleet Capital
                           Corporation, the Company and Bayard Drilling, L.P. *

         10.14 Second Amended and Restated Loan Agreement, dated as of June 18, 1998, by and among the CIT
                           Group/Equipment Financing, Inc. and Fleet Capital
                           Corporation, as Lenders, and the Company, as Borrower
                           (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4
                           (Registration No. 333-59623)).

         10.15 Employment Agreement dated as of December 10, 1996, by and between the Company and James E. Brown
                           (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1
                           (Registration No. 333-34451)).

         10.16             Restricted Stock Award Agreement, dated as of
                           December 10, 1996, by and between the Company and James E. Brown (incorporated by reference to Exhibit
                           10.22 to the Company's Registration Statement on Form
                           S-1 (Registration No. 333-34451)).

         10.17 Employment Agreement dated as of January 1, 1997, by and between the Company and Ed Jacob (incorporated by reference to Exhibit 10.23 to the Company's
                           Registration Statement on Form S-1 (Registration No.
                           333-34451)).

         10.18 Employment Agreement dated as of July 16, 1997, by and between the Company and David E. Grose
                           (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1
                           (Registration No. 333-34451)).

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

         10.29 Asset Purchase Agreement, dated as of May 26, 1998, by and among Bayard Drilling, L.P., Bayard Drilling
                           Technologies, Inc. and TransTexas Gas Corporation
                           (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K filed on June 2,
                           1998).

         10.30             Drilling Alliance Agreement, dated as of June 26,
                           1998, by and between Bayard Drilling, L.P. and TransTexas Gas Corporation (incorporated by reference to Exhibit 10.30 to the Company's Current Report on
                           Form 8-K filed on July 9, 1998).

         10.31 Purchase Agreement, dated as of June 19, 1998, by and among the Company, Bayard Drilling, L.L.C., Bayard
                           Drilling, L.P., Bonray Drilling Corporation, Trend
                           Drilling Co., Donaldson, Lufkin & Jenrette Securities
                           Corporation, BT Alex Brown, Dain Rauscher Wessels and
                           Lehman Brothers Inc. (incorporated by reference to
                           Exhibit 10.31 to the Company's Registration Statement on Form S-4 (Registration No. 333-59623)).

         10.32             Waiver of Certain Rights Under Second Amended and
                           Restated Stockholders and Voting Agreement dated June
                           2, 1998, by Charles E. Davidson, Mark Liddell and
                           Mike Liddell (incorporated by reference to Exhibit
                           10.31 to the Company's Registration Statement on Form
                           S-4 (Registration No. 333-59623)).

         27.1              Financial Data Schedule. *

-------------
* Filed herewith