Form 10-Q
period 1998-09-30
BAYARD DRILLING TECHNOLOGIES INC
filed 1998-10-30
CIK 1044478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

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

Outstanding shares of the registrant's common stock, par value $0.01 per share, at October 30, 1998: 18,197,945

                       BAYARD DRILLING TECHNOLOGIES, INC.

                                      INDEX


                                                                                                           PAGE NO.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997...........................1

             Statements of Operations (unaudited) - Three months and nine months ended September 30, 1998 and 1997...............................................................2

             Statements of Equity (Deficit) for the years ended December 31, 1996 and
             1997 and nine months ended September 30, 1998 (unaudited).......................................3

             Statements of Cash Flows (unaudited) - Nine months ended September 30,
             1998 and 1997...................................................................................4

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

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...............................................................................15

Item 2.      Changes in Securities and Use of Proceeds.......................................................15

Item 4.      Submission of Matters to a Vote of Security Holders.............................................16

Item 6.      Exhibits and reports on Form 8-K................................................................17

Signatures...................................................................................................21

Index to Exhibits............................................................................................22


                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       BAYARD DRILLING TECHNOLOGIES, INC.


                                 BALANCE SHEETS
                      (In thousands, except per share data)
                (Information at September 30, 1998 is unaudited)


                                     ASSETS

                                                                                  DECEMBER 31,  SEPTEMBER 30,
CURRENT ASSETS:                                                                       1997         1998
                                                                                   ----------    ----------
     Cash ......................................................................   $   49,302    $   19,148
     Restricted investments ....................................................          880           525
     Accounts receivable .......................................................       19,491        15,750
     Prepaid expenses and other current assets .................................          538         3,702
                                                                                   ----------    ----------
               Total current assets ............................................       70,211        39,125
Property, plant and equipment, net .............................................      155,673       283,659
Goodwill, net of accumulated amortization of $375 at
     December 31, 1997 and $1,029 at September 30,1998 .........................       12,704        12,050
Other assets ...................................................................        1,900         5,008
                                                                                   ----------    ----------
               Total assets ....................................................   $  240,488    $  339,842
                                                                                   ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..........................................................   $    8,246    $   13,596
     Payable to affiliate ......................................................          494           415
     Accrued liabilities .......................................................        5,067        11,696
     Current portion of long-term debt .........................................        7,450         6,000
                                                                                   ----------    ----------
               Total current liabilities .......................................       21,257        31,707
                                                                                   ----------    ----------
Deferred income tax liabilities ................................................       13,554        14,085
                                                                                   ----------    ----------
Other long term liabilities ....................................................        2,055         1,572
                                                                                   ----------    ----------
Long-term debt, less current maturities ........................................       23,069        13,222
                                                                                   ----------    ----------
Subordinated notes, net of debt discount of $429 at
     December 31, 1997 .........................................................        2,091            --
                                                                                   ----------    ----------
Notes payable, 11% Senior Notes due 2005 .......................................           --       100,000
                                                                                   ----------    ----------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued or outstanding
     Common Stock, $0.01 par value, 100,000,000 shares authorized; 18,183,945 shares issued and outstanding at December 31, 1997;
           18,193,945 at September 30, 1998 ....................................          182           182
     Additional paid-in capital (net of deferred compensation of $258 at
           December 31, 1997 and $219 at September 30, 1998) ...................      180,400       180,489
     Accumulated deficit .......................................................       (2,120)       (1,415)
                                                                                   ----------    ----------
           Total stockholders' equity ..........................................      178,462       179,256
                                                                                   ----------    ----------
           Total liabilities and stockholders' equity ..........................   $  240,488    $  339,842
                                                                                   ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)






                                                                                THREE MONTHS ENDE        NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,           SEPTEMBER 30
                                                                               --------------------    --------------------
                                                                                 1997        1998        1997        1998
                                                                               --------    --------    --------    --------
REVENUES:
Drilling ...................................................................   $ 18,107    $ 20,625    $ 33,214    $ 64,802
                                                                               --------    --------    --------    --------

COST AND EXPENSES:
Drilling ...................................................................     13,349      15,987      24,246      48,447
General and administrative .................................................        447         905       1,181       2,374
Depreciation and amortization ..............................................      2,273       3,876       4,918      10,352
                                                                               --------    --------    --------    --------
Total costs and expenses ...................................................     16,069      20,768      30,345      61,173
                                                                               --------    --------    --------    --------
Operating income (loss) ....................................................      2,038        (143)      2,869       3,629
                                                                               --------    --------    --------    --------
OTHER INCOME (EXPENSE):
Interest expense ...........................................................     (1,190)     (2,824)     (2,172)     (3,392)
Interest income ............................................................         17         416          68       1,217
Gain on sale of assets .....................................................        243         102         303         354
Other ......................................................................         (3)        (56)          5          (7)
                                                                               --------    --------    --------    --------
Total other income (expense) ...............................................       (933)     (2,362)     (1,796)     (1,828)
                                                                               --------    --------    --------    --------
Earnings (loss) before income
  taxes and extraordinary Item .............................................      1,105      (2,505)      1,073       1,801
Income tax (benefit) - deferred ............................................        422      (1,052)        410         758
                                                                               --------    --------    --------    --------
Net income (loss) before extraordinary item ................................        683      (1,453)        663       1,043

Extraordinary loss, net of income taxes of $245 ............................         --          --          --        (338)
                                                                               --------    --------    --------    --------
Net earnings (loss) ........................................................   $    683    $ (1,453)   $    663    $    705
                                                                               --------    --------    --------    --------
EARNINGS (LOSS) PER SHARE:
    Basic:

       Before extraordinary item ...........................................   $    .09    $   (.08)   $    .10    $    .06
                                                                               --------    --------    --------    --------
       Extraordinary item ..................................................         --          --          --    $   (.02)
                                                                               --------    --------    --------    --------
       Net earnings ........................................................   $    .09    $   (.08)   $    .10    $    .04
                                                                               --------    --------    --------    --------
    Diluted:
                                                                               --------    --------    --------    --------
       Before extraordinary item ...........................................   $    .09    $   (.08)   $    .07    $    .06
                                                                               --------    --------    --------    --------
       Extraordinary item ..................................................         --          --    $     --    $   (.02)
                                                                               --------    --------    --------    --------
       Net earnings ........................................................   $    .09    $   (.08)   $    .07    $    .04
                                                                               --------    --------    --------    --------
Weighted average common shares outstanding, basic ..........................      7,556      18,194       6,679      18,191
                                                                               --------    --------    --------    --------
Weighted average common shares outstanding, diluted ........................     10,877      18,194       9,607      18,474
                                                                               --------    --------    --------    --------



   The accompanying notes are an integral part of these financial statements

                       BAYARD DRILLING TECHNOLOGIES, INC.

                         STATEMENTS OF EQUITY (DEFICIT)
                                 (In thousands)



                                                                                    STOCKHOLDERS' EQUITY
                                                                   -----------------------------------------------------------
                                                       PARTNERS                ADDITIONAL
                                                       CAPITAL       COMMON     PAID-IN    DEFERRED      ACCUM
                                                      (DEFICIT)      STOCK      CAPITAL      COMP        DEFICIT       TOTAL
                                                      ---------    ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1995 ......................   $    (276)        $---        $---        $---         $---         $---
   Net earnings through date of corporate
        Capitalization ............................         447           --          --          --           --           --
   Net increase in equity arising from affiliate
        Transactions ..............................       5,285           --          --          --           --           --
   Issuance of stock in corporate capitalization ..      (5,456)          20       5,436          --           --        5,456
   Sale of stock ..................................          --           20       9,980          --           --       10,000
   Issuance of stock options and warrants for
      drilling agreements and debt ................          --           --       1,319          --           --        1,319
   Issuance of stock and options for property
      and equipment ...............................          --           16       9,494          --           --        9,510
   Net loss from date of corporate capitalization
      To December 31, 1996 ........................          --           --          --          --          (34)         (34)
                                                      ---------    ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1996 ......................          --           56      26,229          --          (34)      26,251
   Net loss .......................................          --           --          --          --       (2,086)      (2,086)
   Issuance of stock options to employees .........          --           --          60         (53)          --            7
   Sale of stock ..................................          --           89     107,020          --           --      107,109
   Issuance of stock options and warrants .........          --           --       5,068          --           --        5,068
   Executive compensation agreements ..............          --           --         250        (205)          --           45
   Issuance of stock for acquisitions .............          --           37      42,031          --           --       42,068
                                                      ---------    ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1997 ......................          --          182     180,658        (258)      (2,120)     178,462
   Net income (unaudited) .........................          --           --          --          --          705          705
   Exercise stock options (unaudited) .............          --           --          50          --           --           50
   Executive compensation agreements (unaudited) ..          --           --          --          39           --           39
                                                      ---------    ---------   ---------   ---------    ---------    ---------

Balance at September 30, 1998 (unaudited) .........   $      --    $     182   $ 180,708   $    (219)   $  (1,415)   $ 179,256
                                                      =========    =========   =========   =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                       ---------------------
                                                                            SEPTEMBER 30,
                                                                         1997         1998
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ...................................................   $     663    $     705
   Adjustments to reconcile net earnings to net cash
      Provided by operating activities:
      Depreciation and amortization ...............................       4,918       10,352
      Gain on sale of assets ......................................        (303)        (354)
      Compensation expense ........................................          21           39
      Deferred income taxes .......................................         410          758
      Change in assets and liabilities, net of effects of affiliate
            Transactions -
            (Increase) decrease in accounts receivable ............     (12,526)       3,741
            Increase in other assets ..............................      (1,030)      (3,590)
            Increase (decrease) in accrued liabilities ............       3,564        6,629
            Increase in accounts payable ..........................      12,895        5,350
            Decrease in payable to affiliate ......................          --          (79)
            Decrease in other liabilities .........................          --         (483)
                                                                      ---------    ---------
               Net cash provided by operating activities ..........       8,612       23,068
                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment ..........................     (50,454)    (138,017)
   Acquisition of businesses ......................................     (26,056)          --
   Proceeds from sale of assets ...................................         781          688
   Proceeds from sale of investments ..............................          --          355
   Purchase of investments ........................................        (730)          --
                                                                      ---------    ---------
               Net cash used in investing activities ..............     (76,459)    (136,974)
                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings .......................................      47,944           --
   Proceeds from exercise of options ..............................          --           50
   Proceeds from issuance of stock ................................      11,230           --
   Proceeds from issuance of notes, net of issuance costs .........          --       97,450
   Payments on long-term debt .....................................      (4,114)     (13,748)
   Borrowings under line of credit ................................       7,906           --
                                                                      ---------    ---------
              Net cash provided by financing activities ...........      62,966       83,752
                                                                      ---------    ---------
Net change in cash ................................................      (4,881)     (30,154)
Cash at beginning of period .......................................       4,963       49,302
                                                                      =========    =========
Cash at end of period .............................................   $      82    $  19,148
                                                                      =========    =========
Cash paid during the period for interest ..........................   $   2,275    $   2,110
Cash paid during the period for income taxes ......................   $      --    $      --
                                                                      =========    =========

                       BAYARD DRILLING TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of Bayard Drilling Technologies, Inc. ("Bayard" or the "Company"), the unaudited interim financial statements for the nine months ended September 30, 1998 and 1997 include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 1998 and results of operations and cash flows for the nine months ended September 30, 1998 and 1997. Results for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

5. In November 1997, the Company and certain of its stockholders consummated an initial public offering (the "Initial Public Offering"); pursuant to which the Company registered the sale of an aggregate of 11,040,000 shares of Common Stock. In the Initial Public Offering, the Company issued and sold 4,229,050 shares of Common Stock and certain stockholders of the Company sold 6,810,950 shares of Common Stock. The Company received net proceeds of $89.5 million for the shares sold by it in the Initial Public Offering. Through September 30, 1998 these net proceeds have been used as follows: (i) $50.1 million to purchase machinery and equipment; (ii) $38.6 million to repay indebtedness, including $6.2 million prepaid in May 1998 on the amount outstanding under the Company's term loan facility; and (iii) $817,125 to pay The CIT Group/Equipment Financing, Inc. ("CIT") in connection with the exercise by CIT of a warrant for 150,000 shares of Common Stock.

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

7. Prior to the consummation of the Senior Notes Offering, the Company completed a reorganization of its corporate structure and obtained the release of certain collateral for its secured indebtedness. In the reorganization of the corporate structure, Bayard and its subsidiaries Trend, Bayard Drilling, L.L.C. and Bonray transferred substantially all of their drilling rigs, associated equipment and other assets to a wholly owned partnership, Bayard Drilling, L.P. ("Bayard Drilling"), subject to the transferors' secured indebtedness, in exchange for the assumption by Bayard Drilling of associated liabilities and the issuance by Bayard Drilling of partnership interests. Concurrently with the transfers, (i) the Company's secured lenders under its bank loan arrangements (consisting of a term loan and a revolving loan) released from liens securing the term loan all assets except 12 drilling rigs and associated equipment and released from liens securing the revolving loan all drilling rigs and drilling contracts, except the 12 rigs remaining as collateral under the term loan and the drilling contracts associated with those 12 rigs, (ii) Bayard Drilling and its general partner Bayard Drilling, L.L.C. issued guarantees in favor of the lenders and (iii) the Company repaid approximately $6.2 million of its indebtedness to the lenders under its term loan. The Company recorded an extraordinary loss of $338,000 (net of income tax effect of $245,000) in the second quarter of 1998 relating to the early extinguishment of certain subordinate debt in the amount of approximately $2.5 million and from the payment on term notes in the amount of $6.2 million using proceeds from the Initial Public Offering.

8. On October 19, 1998, the Company and Nabors Industries, Inc. ("Nabors") announced that they had executed a definitive agreement pursuant to which the Company will merge with a wholly owned, newly created, special subsidiary of Nabors, with the Company surviving as a wholly owned subsidiary of Nabors. Pursuant to the merger, each of the approximately 18.2 million outstanding shares of the Company will be exchanged for .375 shares of Nabors plus $.30 per share in cash.


                       BAYARD DRILLING TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Bayard Drilling Technologies, Inc. (the "Company") is a leading provider of contract land drilling services to major and independent oil and gas companies. The Company was formed in December 1996 through a series of transactions (the "Formation Transactions") that established the Company as a regional competitor with ten rigs. Since that time, the Company has grown to operate the fifth largest land drilling fleet in the United States with a total of 87 rigs, 73 of which are currently being marketed. This growth is due primarily to, and the Company's operations have been significantly affected by, the following transactions:

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

         o Individual Rig Acquisitions. In addition to the Trend, Ward, Bonray and Oliver Acquisitions, the Company has invested $5.5 million to acquire six rigs in five transactions involving purchases of individual rigs or rig components (the "Individual Rig Acquisitions" and, together with the Formation Transactions and the Trend, Ward, Bonray and Oliver Acquisitions, the "Consolidation Transactions"). In addition, the Company has purchased one rig for approximately $54,000 and has one rig, which may be assembled from inventoried components. In August 1997, the Company sold one rig.

         o Initial Public Offering. In November 1997, the Company completed an initial public offering (the "Initial Public Offering ") of 11,040,000 shares of common stock, par value $0.01 per share ("Common Stock") of the Company. The Company sold 4,229,050 shares of Common Stock in the Initial Public Offering and received net proceeds of $89.5 million.

         o Refurbishment. The Consolidation Transactions included a number of rigs in need of refurbishment. From January 1, 1997 through September 30, 1998, the Company completed refurbishment of 15 rigs at an average cost of approximately $2.7 million per rig (including drill pipe). These rigs were placed in service at various dates between January 1997 and September, 1998. At September 30, 1998 the Company had 14 additional rigs in various stages of refurbishment. The Company recently revised its schedule for rig refurbishment as a result of changes in market conditions that have caused an industry-wide decrease in rig utilization. The Company anticipates refurbishing and placing the remaining 14 rigs into service as market conditions warrant.

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

         The Company's operating margins are influenced by contract drilling rates, operating costs and drilling rig utilization. Although the Company believes that improved technologies, the long-term decline in the supply of rigs and stable oil and gas prices contributed to increased activity in the exploration and production sector during 1997, there has been a general decline in oil and, to a lesser extent, gas prices during 1998 and there can be no assurance that such decline will not continue. The recent decline in oil and gas prices has contributed to a decrease in the Company's rig utilization rates from 95% for the third quarter of 1997 to 48% for the third quarter of 1998. There can be no assurance that oil and gas prices will not continue to decline or that any such decline would not have a material adverse effect on the Company's utilization rates. In addition, ongoing movement or reactivation of land drilling rigs (including the movement of rigs from outside the United States into domestic markets) or new construction of drilling rigs could increase rig supply and adversely affect contract drilling rates and utilization levels. The Company cannot predict the future level of demand for its contract drilling services, future conditions in the contract drilling industry or future contract drilling rates.

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

         In November 1997, the Company and certain of its stockholders consummated the Initial Public Offering, pursuant to which the Company registered the sale of an aggregate of 11,040,000 shares of Common Stock. In the Initial Public Offering, the Company issued and sold 4,229,050 shares of Common Stock and certain stockholders of the Company sold 6,810,950 shares of Common Stock. The Company received net proceeds of $89.5 million for the shares sold by it in the Initial Public Offering. Through September 30, 1998 these net proceeds have been used as follows: (i) $50.1 million to purchase machinery and equipment; (ii) $38.6 million to repay indebtedness, including $6.2 million prepaid in May 1998 on the amount outstanding under the Term Loan (as herein defined) and (iii) $817,125 to pay CIT in connection with the exercise of certain options to purchase Common Stock.

         Currently, the Company's primary bank debt facilities consist of a term loan (the "Term Loan") under an agreement (the "Term Loan Agreement") with CIT and Fleet Capital Corporation ("Fleet"), under which $16.7 million was outstanding as of September 30, 1998 and a $10 million revolving loan facility under an agreement (the "Revolving Loan Agreement" and, together with the Term Loan Agreement, the "Loan Agreements") with Fleet under which the Company has no outstanding borrowings other than approximately $1.3 million in letters of credit as of September 30, 1998. On June 26, 1998, the Company issued $100 million of its 11% Senior Notes due 2005 (together with the registered notes issued in exchange therefor, the "Senior Notes") and used $75 million of such proceeds to fund the TransTexas Acquisition. Further information regarding the Loan Agreements and the Senior Notes is set forth below under "Financing Activities."

         The Company's principal requirements for capital, in addition to the funding of ongoing contract drilling operations, have been capital expenditures, including the refurbishment of existing rigs and acquisitions. From December 1996 through September 30, 1998, the Company spent $20.7 million on the Trend Acquisition, $11.9 million on the Ward Acquisition, $35 million on the Bonray Acquisition, $14 million on the Oliver Acquisition, $5.5 million on the Individual Rig Acquisitions, approximately $106.8 million on refurbishments and other related equipment purchases, including drill pipe, and $75 million on the TransTexas Acquisition. As a result, the Company's net property and equipment increased from $27 million at December 31, 1996 to $155.7 million at December 31, 1997 and $283.7 million at September 30, 1998. The Company's principal sources of liquidity have been the issuance of Common Stock, the Senior Notes, warrants to purchase Common Stock and the Subordinated Notes and borrowings under the Loan Agreements. As of September 30, 1998 the Company has $100 million principal amount of Senior Notes outstanding as a result of the Senior Notes Offering, $16.7 million of borrowings outstanding under the Term Loan Agreement, no borrowings outstanding under the Revolving Loan Agreement and no outstanding Subordinated Notes. The Company expects to fund its capital requirements for 1998 through the application of the remaining proceeds from the Senior Notes Offering, cash flow from operations, and, to the extent required, borrowings under the Loan Agreements. The Company believes that such sources of funds will be sufficient to meet the Company's anticipated uses for 1998.

         The most significant change in the Company's balance sheet from December 31, 1997 to September 30, 1998 was a $128 million increase in net property and equipment and the issuance of $100 million of Senior Notes. During this same period, long-term debt, net of current maturities, decreased by $9.8 million and stockholders' equity increased by $.8 million.

         From December 31, 1997 to September 30, 1998, the Company's working capital position decreased by $41.5 million to $7.4 million. This was primarily the result of additions to fixed assets.

Operating Activities

         During the nine months ended September 30, 1998, net cash provided from operating activities totaled $23 million. The Company generated cash from operations of $11.5 million and working capital changes provided $11.5 million.

Investing Activities

         During the nine months ended September 30, 1998, the Company invested $138 million in fixed assets, including $11.1 million in the Oliver Acquisition and $75 million in the TransTexas Acquisition. Rig refurbishment costs totaling $38.5 million includes the Oliver Acquisition costs, refurbishments of $14.5 million on rigs currently being marketed, and $13.5 million of equipment for future refurbishment programs. Total investment in drill pipe was $12.8 million.

Financing Activities

         During the nine months ended September 30, 1998, the Company's payments under the Loan Agreements totaled $13.7 million.

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

         On June 26, 1998, the Company issued $100 million of Senior Notes and used $75 million of such proceeds to fund the TransTexas Acquisition. The Company used the remaining proceeds for general corporate purposes, possibly including acquisitions of additional drilling rigs and related equipment and the refurbishment of rigs. The Senior Notes mature on June 30, 2005. Interest on the Senior Notes is payable semi-annually on June 30 and December 31 of each year, commencing on December 31, 1998. The Senior Notes are not redeemable prior to June 30, 2003, on or after which the Senior Notes will be redeemable, in whole or in part, at the option of the Company, at the redemption prices set forth in the Indenture relating to the Senior Notes (the "Indenture"), plus accrued and unpaid interest and certain other charges, if any, thereon to the date of redemption. In addition, at any time on or before June 30, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes with the net proceeds of certain qualifying equity offerings at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest and certain other charges, if any, thereon to the date of redemption, provided that at least $65 million in aggregate principal amount of Senior Notes remains outstanding immediately after the occurrence of such redemption. Upon a transaction resulting in a change of control, each holder of the Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and certain other charges, if any, thereon to the date of repurchase. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness and other senior obligations of the Company, and senior in right of payment to all future subordinated indebtedness of the Company.

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

         The Company had outstanding at September 30, 1998 $16.7 million of long term debt under the Term Loan Agreement. The Term Loan was incurred to finance the purchase of certain land drilling rigs, the refurbishment of such rigs and equipment and for working capital purposes. On May 14, 1998, in connection with the Company's corporate reorganization into a holding company structure, (i) the Company prepaid $6.2 million of the Term Loan, obtained a release of all collateral for the Term Loan, except 12 drilling rigs and related equipment, and transferred to Bayard Drilling, L.P., the Company's wholly owned operating subsidiary ("Bayard Drilling"), substantially all of its assets, subject to such liens, and (ii) Bayard Drilling and Bayard Drilling, L.L.C., another wholly owned subsidiary of the Company ("Bayard L.L.C."), agreed to guarantee the Term Loan. Prior to such prepayment and collateral release, the Term Loan was secured by substantially all of the assets of Bayard and Trend. In connection with the Senior Notes Offering, the Term Loan was further amended to add Bonray as a guarantor of the Company's obligations.

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

         The Term Loan bears interest at the Company's choice of LIBOR plus 4.25% per annum (9.89% at September 30, 1998) or the prime rate of The Chase Manhattan Bank plus 2.00% per annum and requires equal monthly payments of principal, together with accrued interest, in amounts sufficient to repay borrowings at maturity on March 31, 2002.

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

         Any borrowings under the Revolving Loan Agreement would bear interest based on Fleet National Bank's prime rate plus 1.5% (approximately 10.0% at September 30, 1998). A portion of the proceeds from the Initial Public Offering was used to repay all outstanding amounts under the Revolving Loan Agreement. The Company pays certain fees under the Revolving Loan Agreement, including a commitment fee equal to 0.5% of the unused portion of the maximum commitment. Fleet's commitment to lend under the Revolving Loan Agreement ends in April 2000. The Company may terminate the Revolving Loan Agreement upon 60 days' prior written notice to Fleet and the payment of a termination fee of 2% of the facility.

         The Revolving Loan Agreement is collateralized by certain assets of Bayard and Trend that were transferred to Bayard Drilling pursuant to the Company's corporate reorganization into a holding company structure, including accounts receivable, certain equipment and inventory, the Company's El Reno, Oklahoma yard and the same 12 drilling rigs that collateralize the Term Loan Agreement, together with equipment and drilling contracts related to such rigs. The Revolving Loan Agreement is also collateralized by the receivables and certain other assets of Bayard, Bayard Drilling, Bayard LLC, Trend and Bonray. Until May 14, 1998, the Revolving Loan Agreement was also collateralized by all drilling rigs of Bayard and Trend, upon which date Fleet released all but such 12 rigs and related assets. Bayard Drilling, Bayard LLC, Trend and Bonray have agreed to guarantee the obligations under the Revolving Loan Agreement. The Revolving Loan Agreement contains customary restrictive covenants that are substantially similar to the covenants contained in the Term Loan Agreement.

         The Company also has issued three amortizing term notes (the "Top Drive Notes") totaling approximately $2.5 million outstanding at September 30, 1998. This debt bears interest at 9.5% per annum and is collateralized by certain equipment (top drives) of the Company and letters of credit in amounts totaling approximately $700,000. The debt represented by the Top Drive Notes matures in July, October and November of 2000. The note agreement relating to the Top Drive Notes does not contain any restrictive financial covenants but contains a cross default to the Term Loan Agreement and the Revolving Loan Agreement.

Other Matters

         On October 19, 1998, the Company and Nabors Industries, Inc. ("Nabors") announced that they had executed a definitive agreement pursuant to which the Company will merge with a wholly owned, newly created, special subsidiary of Nabors, with the Company surviving as a wholly owned subsidiary of Nabors. Pursuant to the merger, each of the approximately 18.2 million outstanding shares of the Company will be exchanged for .375 shares of Nabors plus $.30 per share in cash.

         The transaction consists of approximately $100 million in equity and $120 million in debt, which will remain the obligation of the Company after the merger. The merger will be accounted for under the purchase method and is expected to close around the end of 1998. The consummation of the merger is subject to the approval of Bayard's shareholders and the customary regulatory approvals.

         The Company and TransTexas expect to amend certain of their agreements in order to (i) reduce to $1 million the amount that TransTexas must maintain in escrow for payment of future obligations, (ii) extend TransTexas's payment terms on outstanding invoices from 30 days to 60 days and (iii) permit the Company to immediately discontinue providing all drilling services to TransTexas if TransTexas fails to pay any invoice as and when required or fails to maintain the $1.0 million balance in escrow. As of the date of this report, TransTexas is approximately $800,000 in arrears (after netting the amount currently held in escrow). If the parties enter into such an amendment, TransTexas will not be in arrears on any payment. If the parties do not enter into such amendment, the Company may decide to discontinue providing drilling services to TransTexas.

         One of the Company's customers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in October 1998. At the time of this report, the Company does not have sufficient information to determine what, if any, of the amounts outstanding from this customer may be uncollectible. Accordingly, no adjustments have been recorded to this customer's accounts receivable, which amounts to approximately $550,000.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended September 30, 1998 and 1997

                                                1997
                            --------------------------------------------
                             Gulf Coast      Mid-Continent       Total

Rig days worked (1) .....          1,096           1,910           3,006
Per day amounts:
   Revenues (2) .........         $ 6,77    $      5,592    $      6,024

   Costs (2) ............   $      5,180    $      4,016    $      4,441

   Margin (2) ...........   $      1,595    $      1,576    $      1,583

Drilling revenue (3) ....   $  7,426,000    $ 10,681,000    $ 18,107,000
Drilling costs (3)(4) ...   $  5,678,000    $  7,671,000    $ 13,349,000

Operating margin ........   $  1,748,000    $  3,010,000    $  4,758,000
Utilization rate ........             99%             93%             95%


                                                      1998
                            ------------------------------------------------------------
                             Gulf Coast      Mid-Continent      South          Total
                                                Texas

Rig days worked (1) .....            608           2,072             454           3,134
Per day amounts:
   Revenues (2) .........   $      7,008    $      5,948    $      8,059    $      6,459

   Costs (2) ............   $      5,742    $      4,785    $      4,874    $      4,983

   Margin (2) ...........   $      1,266    $      1,163    $      3,185    $ 3,1851,476

Drilling revenue (3) ....   $  4,261,000    $ 12,324,000    $  4,040,000    $ 20,625,000
Drilling costs (3)(4) ...   $  3,491,000    $  9,914,000    $  2,582,000    $ 15,987,000

Operating margin ........   $    770,000    $  2,410,000    $  1,458,000    $  4,638,000
Utilization rate ........             50%             60%             24%             48%


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

(3) Drilling revenues for South Texas for the three months ended September 30, 1998 include trucking revenues of approximately $342,000 and other revenues of approximately $39,000, which are excluded in calculating per day amounts. Drilling costs include approximately $369,000, which are also excluded in calculating per day amounts.

(4) Drilling costs exclude depreciation and amortization and general and administrative expenses.

         Drilling revenues increased approximately $2.5 million, or 14% to $20.6 million for the three months ended September 30, 1998, from $18.1 million for the three months ended June 30, 1997. Drilling revenues increased due to a 128 day, or 4%, increase in rig days worked, and a $435, or 7%, increase in the average revenue per day. The increase in days worked was a result of an increase in the average number of rigs owned and available for service. As of September 30, 1998, the Company had 73 rigs available for service. The increase in rigs available for service was principally the result of the Consolidation Transactions. Rig days worked consisted of 608 days worked in the Gulf Coast region, 2,072 days worked in the Mid-Continent region, and 454 days worked in the South Texas region. Increases in revenues per day were a result of the increase in the dayrates and the average number of land drilling rigs being marketed by the Company, offset by a decrease in the utilization rate from 95% to 48%.

         Drilling costs increased by approximately $2.6 million, or 20%, to $16 million for the three months ended September 30, 1998, from $13.3 million for the three months ended September 30, 1997. The increase in drilling operating expenses was a direct result of the increase in the number of rigs owned and available for service and the corresponding 128 day increase in the days worked.

         The Company's operating margin decreased by approximately $.2 million, or 2.5%, to $4.6 million for the three months ended September 30, 1998, as compared to $4.8 million for the three months ended September 30, 1997. The decrease in operating margin resulted from the decrease in rig utilization..

         Depreciation and amortization expense increased by $1.6 million, or 71%, to $3.9 million for the three months ended September 30, 1998, as compared to $2.3 million for the three months ended September 30, 1997. The increase was primarily due to additional depreciation associated with the Consolidation Transactions.

         General and administrative expense increased by $458,000, or 102%, to $905,000 for the three months ended September 30, 1998, from $447,000 for the same period of 1997 due primarily to increased payroll costs associated with new management and increased corporate staff and increased legal fees due to the Company's acquisition activities and public status.

         Interest expense was $2.8 million for the three months ended September 30, 1998 as compared to $1.2 million for the three months ended September 30, 1997 due to the $100 million 11% Senior notes due in the year 2005.

         Other income increased for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, primarily due to interest income received on funds being invested in short-term investments, partially offset by the decrease in gain recognized on the sale of assets.

         For the three months ended September 30, 1998, the income tax benefit was $1.1 million compared to the income tax provision of $422,000 for the same three months of 1997. This benefit was due to the loss before income taxes recognized in the amount of $2.5 million for the three month ended September 30, 1998 versus the earnings before income taxes recognized in the amount of $1.1 million for this same period of 1997.



         Comparison of Nine Months Ended September 30, 1998 and 1997

                                               1997                                                 1998
                            ----------------------------------------     --------------------------------------------------------
                            Gulf Coast     Mid-Continent     Total       Gulf Coast   Mid-Continent      South          Total
                                                                                                         Texas

Rig days worked (1) .....         2,436          3,253          5,689          2,293          7,401            484         10,178
Per day amounts:
   Revenues (2) .........   $     6,581    $     5,282    $     5,838    $     7,629          5,812          8,074          6,329

   Costs (2) ............   $     4,713    $     3,924    $     4,262    $     5,633    $     4,434    $     4,849    $     4,724


   Margin (2) ...........   $     1,868    $     1,358    $     1,576    $     1,996    $     1,378    $     3,225    $     1,605

Drilling revenue (3) ....   $16,031,000    $17,183,000    $33,214,000    $17,494,000    $43,018,000    $ 4,290,000    $64,802,000
Drilling costs (3)(4) ...   $11,481,000    $12,765,000    $24,246,000    $12,916,000    $32,815,000    $ 2,716,000    $48,447,000

Operating margin ........   $ 4,550,000    $ 4,418,000    $ 8,968,000    $ 4,578,000    $10,203,000    $ 1,574,000    $16,355,000

Utilization rate ........            98%            91%            96%            61%            75%            24%            65%



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

(3) Drilling revenues for South Texas for the nine months ended September 30, 1998 include trucking revenues of approximately $342,000 and other revenues of approximately $39,000, which are excluded in calculating per day amounts. Drilling costs include approximately $369,000, which are also excluded in calculating per day amounts.

(4) Drilling costs exclude depreciation and amortization and general and administrative expenses.

         Drilling revenues increased approximately $31.6 million, or 95% to $64.8 million for the nine months ended September 30, 1998, from $33.2 million for the nine months ended September 30, 1997. Drilling revenues increased due to a 4,489 day, or 79%, increase in rig days worked, and a $491, or 8.4%, increase in the average revenue per day. The increase in days worked was a result of an increase in the average number of rigs owned and available for service. As of September 30, 1998, the Company had 73 rigs available for service. The increase in rigs available for service was principally the result of the Consolidation Transactions. Rig days worked consisted of 2,293 days worked in the Gulf Coast region, 7,401 days worked in the Mid-Continent region, and 484 days worked in the South Texas region. Increases in revenues per day were a result of the increase in the dayrates and the average number of land drilling rigs being marketed by the Company, offset by a decrease in the utilization rate from 96% to 65%.

         Drilling costs increased by approximately $24.2 million, or 100%, to $48.4 million for the nine months ended September 30, 1998, from $24.2 million for the nine months ended September 30, 1997. The increase in drilling operating expenses was a direct result of the increase in the number of rigs owned and available for service and the corresponding 4,489 day increase in the days worked.

         The Company's operating margin increased by approximately $7.4 million, or 82%, to $16.4 million for the nine months ended September 30, 1998, as compared to $9 million for the nine months ended September 30, 1997. The increase in operating margin resulted from the increase in the average revenue per day and the increase in days worked.

         Depreciation and amortization expense increased by $5.4 million, or 110%, to $10.4 million for the nine months ended September 30, 1998, as compared to $4.9 million for the nine months ended September 30, 1997. The increase was primarily due to additional depreciation associated with the Consolidation Transactions.

         General and administrative expense increased by $1.2 million, or 101%, to $2.4 million for the nine months ended September 30, 1998, from $1.2 million for the same period of 1997 due primarily to increased payroll costs associated with new management and increased corporate staff and increased legal fees due to the Company's acquisition activities and public status.

         Interest expense was $3.4 million for the nine months ended September 30, 1998 as compared to $2.2 million for the nine months ended September 30, 1997 due to the $100 million Senior notes due in the year 2005.

         Other income increased for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, primarily due to interest income received on funds being invested in short-term investments and the gain recognized on the sale of assets.

         For the nine months ended September 30, 1998, the income tax provision was $758,000 compared to $410,000 for the first nine months of 1997. This increase is due to the increase in pretax income for the first nine months of September 1998 versus the first nine months of 1997.

         For the nine months ended September 30, 1998, the Company recorded an extraordinary loss in the amount of $338,000 (net of income taxes of $245,000) from the early extinguishment of certain subordinate debt in the amount of approximately $2.5 million, and from the payment on term notes in the amount of $6.2 million using proceeds from the Initial Public Offering.


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

         Two other suits, Khan v. Bayard Drilling Technologies, Inc., et al. ("Khan") and Burkett v. Bayard Drilling Technologies, Inc., et al. ("Burkett"), which were filed in District Court in and for Oklahoma County, State of Oklahoma on January 14, 1998 and February 2, 1998, respectively, and alleged essentially the same claims as Yuan were dismissed without prejudice in May 1998 on a joint application filed by all parties. The plaintiffs in Khan and Burkett, along with others, have been appointed as lead plaintiffs in the Yuan federal court suit, now styled to include the other lead plaintiffs, as Yuan, et al. A motion to dismiss the claims in this lawsuit has been filed by the Company and the other defendants and is currently pending before the court.

         The Company believes the allegations in the lawsuit referenced above are without merit and is defending vigorously the claims brought against it. The Company is unable, however, to predict the outcome of this lawsuit or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in the Company's favor. An adverse result or prolonged litigation could have a material adverse effect on the Company's financial position or results of operations.

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

         After deducting expenses of approximately $7,765,600, the net proceeds to the Company from the Initial Public Offering were $89.5 million. Through September 30, 1998, the net proceeds received by the Company in the Initial Public Offering have been used for the following purposes:




PURPOSE                                                                             AMOUNT
-------                                                                         (IN THOUSANDS)
                                                                                --------------

Purchase of machinery and equipment.......................................        $ 50,083

Repayment of indebtedness.................................................          38,600

Payment to CIT in connection with warrant exercise........................             817

Temporary investments (1).................................................               0
                                                                                  --------
         TOTAL ...........................................................        $ 89,500
                                                                                  ========


(1) The Company repaid 25% ($6.2 million) of the amount outstanding under the Term Loan from a portion of the temporary investments on May 14, 1998.

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

The following directors were elected for the next year.


VOTE TABULATION:
DIRECTORS:                                  FOR                       AGAINST                 ABSTAIN
     James E. Brown                      12,154,245                     ---                   110,500
     Carl B. Anderson, III               12,154,245                     ---                   110,500
     Sidney L.Tassin                     12,154,245                     ---                   110,500
     Merrill A. Miller                   12,139,245                     ---                   125,500
     Lew O. Ward                         12,154,245                     ---                   110,500
     Mark Liddell                        12,154,245                     ---                   110,500


PricewaterhouseCoopers LLC were appointed as independent accountants for the next year. The vote tabulation was as follows:


VOTE TABULATION:                            FOR                       AGAINST                 ABSTAIN
PricewaterhouseCoopers LLC               12,195,597                   49,950                   19,198

These were all the matters submitted for a vote to the stockholders at the annual stockholders meeting.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

         Exhibit
         Number            Description

         2.1 Agreement and Plan of Merger, dated as of October 19, 1998, among Nabors Industries, Inc., Nabors Acquisition Corp. VII and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 21, 1998.

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

         4.4 Rights Agreement dated as of August 21, 1998 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent, which includes as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 24, 1998).

         4.5 First Amendment, dated as of October 19, 1998, to Rights Agreement, dated as of August 21, 1998, between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 21, 1998).

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

         10.31 Purchase Agreement, dated as of June 19, 1998, by and among the Company, Bayard Drilling, L.L.C., Bayard Drilling, L.P., Bonray Drilling Corporation, Trend Drilling Co., Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown, Dain Rauscher Wessels and Lehman Brothers Inc. (incorporated by reference to
                           Exhibit 10.31 to the Company's Registration Statement on Form S-4 (Registration No. 333-59623)).

         10.32 Waiver of Certain Rights Under Second Amended and Restated Stockholders and Voting Agreement dated June 2, 1998, by Charles E. Davidson, Mark Liddell and Mike Liddell (incorporated by reference to Exhibit
                           10.32 to the Company's Registration Statement on Form S-4 (Registration No. 333-59623)).

         10.33 Stock Option Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 21, 1998).

         27.1              Financial Data Schedule. *

         99.1 Stockholder Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and James E. Brown (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 21, 1998).

         99.2 Stockholder Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and Carl B. Anderson, III (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 21, 1998).

         99.3 Stockholder Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and AnSon Partners Limited Partnership (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 21, 1998).

         99.4 Stockholder Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and Energy Spectrum Partners, L.P. (incorporated by reference to Exhibit
                           99.4 to the Company's Current Report on Form 8-K filed on October 21, 1998).

         99.5 Stockholder Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and Wil-Cas Investments, L.P. (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed on October 21, 1998).

(B) REPORTS ON FORM 8-K

         On July 9, 1998, the Company filed a Current Report on Form 8-K, dated June 26, 1998, reporting under Item 2 (acquisition or disposition of assets). On August 24, 1998, the Company filed a Current Report on Form 8-K, dated August 21, 1998, reporting under Item 5 (other events). On October 21, 1998, the Company filed a Current Report on Form 8-K, dated October 19, 1998, reporting under Item 5 (other events).

---------------
* Filed herewith

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BAYARD DRILLING TECHNOLOGIES, INC.



DATE        October 30, 1998                    /s/  James E. Brown
     -------------------------------      -------------------------------------
                                          James E. Brown, Chairman, President
                                          and Chief Executive Officer



DATE        October 30, 1998                    /s/  David E. Grose
     -------------------------------      -------------------------------------
                                          David E. Grose, Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                INDEX TO EXHIBITS


         Exhibit
         Number            Description
         -------           -----------
         2.1               Agreement and Plan of Merger, dated as of October 19,
                           1998, among Nabors Industries, Inc., Nabors
                           Acquisition Corp. VII and the Company (incorporated
                           by reference to Exhibit 2.1 to the Company's Current
                           Report on Form 8-K filed on October 21, 1998.

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

         4.4 Rights Agreement dated as of August 21, 1998 between the Company and Norwest Bank Minnesota, N.A., as
                           Rights Agent, which includes as Exhibit A the form of Certificate of Designation of Series A Junior
                           Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current
                           Report on Form 8-K filed on August 24, 1998).

         4.5               First Amendment, dated as of October 19, 1998, to
                           Rights Agreement, dated as of August 21, 1998, between the Company and Norwest Bank Minnesota, N.A.
                           (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October
                           21, 1998).

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

         10.33 Stock Option Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and the Company
                           (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October
                           21, 1998).

         27.1              Financial Data Schedule. *

         99.1 Stockholder Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and James E. Brown
                           (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October
                           21, 1998).

         99.2 Stockholder Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and Carl B. Anderson,
                           III (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October
                           21, 1998).

         99.3 Stockholder Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and AnSon Partners
                           Limited Partnership (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form
                           8-K filed on October 21, 1998).

         99.4 Stockholder Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and Energy Spectrum
                           Partners, L.P. (incorporated by reference to Exhibit
                           99.4 to the Company's Current Report on Form 8-K filed on October 21, 1998).

         99.5 Stockholder Agreement, dated as of October 19, 1998, between Nabors Industries, Inc. and Wil-Cas
                           Investments, L.P. (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form
                           8-K filed on October 21, 1998).


-------------
        * Filed herewith