Form 10-K405
period 1998-12-31
BAYARD DRILLING TECHNOLOGIES INC
filed 1999-03-31
CIK 1044478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the transition period from                to
                                    --------------    --------------

                        COMMISSION FILE NUMBER 001-13553

                              ---------------------

                       BAYARD DRILLING TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


                         DELAWARE                                                 73-1508021
      ---------------------------------------------                  ------------------------------------
      (State or other jurisdiction of incorporation                  (I.R.S. Employer Identification No.)
                     or organization)



          4005 NORTHWEST EXPRESSWAY, SUITE 550E                                (405) 840- 9550

              OKLAHOMA CITY, OKLAHOMA 73116                     (Registrant's telephone number including area
         (Address of Principal Executive Offices)                                   code)

Securities registered pursuant to Section 12(b) of the act:

                   Title of each class                             Name of each exchange on which registered

         COMMON STOCK, $0.01 PAR VALUE PER SHARE                            AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the last reported sale price of registrant's common stock as of March 24, 1999, was $93,414,240.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1999, was:

         18,214,765 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                                     PART I

ITEMS 1. AND 2     BUSINESS AND PROPERTIES

GENERAL

         Bayard Drilling Technologies, Inc. ("Bayard" or the "Company") is a leading provider of contract land drilling services to major and independent oil and gas companies. As of December 31, 1998, the Company's rig fleet consisted of 87 rigs, of which 73 were being marketed and 14 were available for refurbishment as market conditions warrant. During the year ended December 31, 1998, the Company experienced a utilization rate of approximately 56% for its marketed rigs.

         The Company's fleet consists primarily of rigs capable of deep drilling applications. Of the Company's 87 rigs, 69 are capable of drilling to depths of 15,000 feet or greater and 43 are capable of drilling to depths of 20,000 feet or greater. In addition, 31 of Bayard's rigs are SCR equipped.

         The Company's fleet is concentrated in its three core operating regions -- the Mid-Continent region (which includes principally Oklahoma, North Texas and the Texas Panhandle), the Gulf Coast region of Texas, Louisiana, Mississippi and Alabama and the South Texas region (which consists of the southern portion of onshore Texas). Bayard added South Texas as its third core operating region in June 1998 as a result of an acquisition in which it acquired 25 rigs (the "TransTexas Rigs") previously operated by TransTexas Gas Corporation ("TransTexas") in the South Texas region. At December 31, 1998, the Company had 21 rigs operating in the Mid-Continent region, 13 rigs marketed in the Gulf Coast region and 21 rigs marketed in the South Texas region.

         The Company has entered into a merger agreement with Nabors Industries, Inc. ("Nabors") which provides that Nabors will acquire the Company through a merger. The merger is subject to certain customary conditions, including the approval of the merger agreement by the Company's stockholders. A special meeting of the Company's stockholders was held on March 16, 1999 to consider and vote upon the merger agreement. At that special meeting, stockholders representing a majority of the outstanding shares of Bayard common stock voted to adopt the merger agreement. The Company expects to close the merger early in the second quarter of 1999.

         This annual report contains statements that are based on the information currently available to, beliefs of and assumptions by the Company's management. Such statements, reflecting the Company's current views with respect to future events, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include the following: fluctuations in worldwide prices and demand for oil and gas, fluctuations in levels of oil and gas exploration and development activities, fluctuations in the demand for contract drilling services, the existence of competitors, technological changes and developments in the industry, the existence of operating risks inherent in the contract drilling industry, the existence of regulatory uncertainties, the possibility of political instability, year 2000 issues and general economic conditions, in addition to the other matters described elsewhere in this annual report. The Company does not intend to update these forward-looking statements and information. All forward-looking statements included in this annual report are expressly qualified in their entirety by the cautionary statements in this paragraph.

FORMATION AND OTHER TRANSACTIONS

         Bayard was formed in December 1996 through a series of formation transactions that established Bayard as a regional competitor with ten rigs. Since that time, Bayard has grown to operate the fifth largest land drilling fleet in the United States. This growth is due primarily to, and Bayard's operations have been significantly affected by, the following transactions:

         o Trend Acquisition. In May 1997, Bayard completed the acquisition of Trend Drilling Co. ("Trend") and its 14 rigs for $18 million in cash and 250,000 shares of Bayard common stock.

         o Ward Acquisition. Also in May 1997, Bayard acquired the assets of Ward Drilling Company, Inc. ("Ward") including six rigs for $8 million in cash, 400,000 shares of Bayard common stock and warrants to purchase an additional 200,000 shares of Bayard common stock.

         o Bonray Acquisition. In October 1997, Bayard acquired Bonray Drilling Corporation ("Bonray") from DLB Oil & Gas, Inc. for 3,015,000 shares of Bayard common stock. In the Bonray acquisition, Bayard acquired 13 rigs, including seven rigs with depth capacities of 15,000 feet or greater and two SCR rigs.

         o Oliver Acquisition. On January 9, 1998, Bayard purchased six additional rigs from R. T. Oliver Drilling, Inc. for approximately $14 million in cash.

         o Individual Rig Acquisitions. In addition to the Trend, Ward, Bonray and Oliver acquisitions, Bayard has invested $5.5 million to acquire six rigs in five transactions involving purchases of individual rigs or rig components. These transactions are referred to in this document as the "individual rig acquisitions" and, together with the formation transactions and the Trend, Ward, Bonray and Oliver acquisitions, are referred to as the "consolidation transactions." In addition, Bayard has purchased one rig for approximately $54,000 and has one other rig, which may be assembled from inventoried components. In August 1997, Bayard sold one rig.

         o Initial Public Offering. In November 1997, Bayard completed an initial public offering of 11,040,000 shares of Bayard common stock. Bayard sold 4,229,050 shares of Bayard common stock in its initial public offering and received net proceeds of $89.5 million.

         o Refurbishment. The consolidation transactions included a number of rigs in need of refurbishment. From January 1, 1997 through December 31, 1998, Bayard completed refurbishment of 15 rigs at an average cost of approximately $2.7 million per rig, including drill pipe. These rigs were placed in service at various dates between January 1997 and June 1998. At December 31, 1998, Bayard had 14 additional rigs in various stages of refurbishment. In 1998, Bayard revised its schedule for rig refurbishment as a result of changes in market conditions that have caused an industry-wide decrease in rig utilization. Bayard anticipates refurbishing and placing the remaining 14 rigs into service as market conditions warrant.

         o TransTexas Acquisition. In June 1998, Bayard completed the acquisition of 25 drilling rigs and certain related equipment and other assets from TransTexas for $75 million in cash. This transaction was financed through the offering of $100 million of senior notes.

         The historical financial results presented in this document include the effects of the foregoing transactions and the operations of the related rigs only for the periods after such transactions. In addition, the historical financial results include periods in which a number of rigs were being refurbished and did not contribute to revenues. Accordingly, Bayard does not believe that the historical statements of operations presented in this document are necessarily indicative of Bayard's future operating results, or that comparisons of financial results between the periods presented in this document are necessarily meaningful, particularly in light of the magnitude of Bayard's recent acquisitions and rig refurbishment projects.

BUSINESS STRATEGY

         As noted above, Bayard has entered into a merger agreement with Nabors pursuant to which Bayard would be merged with a subsidiary of Nabors. If the merger is consummated, Bayard will become a wholly-owned subsidiary of Nabors. Until such time as the merger is consummated, Bayard will continue to pursue its existing business strategy as described below.

         Bayard believes that growth in earnings and cash flow can be achieved by pursuing the following business strategy:

         OPERATING A TECHNOLOGICALLY ADVANCED RIG FLEET. Bayard has assembled its existing rig fleet, and will pursue further acquisitions, with the goal of operating one of the most technologically sophisticated land drilling fleets in the United States. Many of Bayard's rigs include engines, pumps and drilling mud systems that represent the best drilling technology available and that Bayard believes offer greater efficiencies for customers than many of the rigs available from its competitors. For example, by deploying its diesel electric SCR rigs with two or three high horsepower pumps and top drive drilling systems in challenging deep and horizontal drilling situations, Bayard believes that it can reduce its customers' overall drilling costs, thus securing and enhancing its relationships with some of the most active operators in the domestic market. Bayard is committed to making the capital investments required to maintain and, in appropriate circumstances, increase the technological sophistication and operational efficiencies of its fleet as market conditions warrant.

         DEVELOPING DEEP DRILLING CAPABILITIES. Bayard believes there is greater demand for rigs capable of drilling deeper, more complex wells, including 1,500 horsepower and larger rigs, and has focused, and will continue to focus, on acquiring rigs with these capabilities. At December 31, 1998, 78% of Bayard's rig fleet was capable of drilling to 15,000 feet or greater. Management believes that demand and utilization rates for these types of rigs, particularly SCR rigs, will remain higher than for rigs with lesser depth capacities because the deep drilling rigs provide greater operational flexibility and efficiency.

         FOCUSING ON CORE MARKETS. Bayard believes that its strong asset position and operating expertise in the Mid-Continent and Gulf Coast regions enable it to achieve operating efficiencies and to provide premium service to its customers in these markets. In these markets, Bayard is among the largest drilling operators, and with the TransTexas acquisition, Bayard has positioned itself to become one of the largest suppliers of drilling rigs in South Texas.

         DEVELOPING AND MAINTAINING RELATIONSHIPS WITH OPERATORS. In order to maximize the utilization rate of its rig fleet and to minimize exposure to market downturns, Bayard seeks to maintain and build relationships with operators committed to active domestic drilling programs. Bayard's largest customers include Apache Corporation, Chesapeake Energy Corporation ("Chesapeake"), Enron Oil and Gas Company, Marathon Oil Company, Sonat Exploration Company ("Sonat"), TransTexas and Union Pacific Resources Corporation. Each of these companies was among the most active onshore operators in the United States during the last three years. Bayard has entered into an alliance agreement with TransTexas by which Bayard will make up to 15 rigs available to TransTexas to meet its drilling requirements, if any, in an area that includes, among others, the South Texas and Gulf Coast regions. During the year ended December 31, 1998, the three largest customers for Bayard's contract drilling services were Chesapeake, Sonat and TransTexas which accounted for approximately 16.4%, 8.5% and 7.9% of total revenues, respectively.

         ACQUIRING AND REFURBISHING ADDITIONAL RIGS AND RELATED EQUIPMENT. Bayard intends to pursue selective acquisitions of additional rigs and related equipment, including top drive drilling systems, subject to the limitations on acquisitions set forth in the merger agreement. Additionally, Bayard has experience in the acquisition of component parts from which rigs can be assembled or refurbished and intends to continue to seek similar opportunities for the expansion and enhancement of its rig fleet by such means. Since its formation and through December 31, 1998, Bayard had acquired 77 land rigs, net of sales, in 11 transactions.

DRILLING EQUIPMENT AND SUPPLIES

         A land drilling rig consists of various components, including engines, drawworks, a derrick or mast, substructure, pumps to circulate drilling fluid, blowout preventers, drill pipe and related equipment. The actual drilling capacity of a rig may be more or less than its rated drilling capacity. Numerous factors, including the length of a rig's drill pipe and the drilling conditions of any particular well can cause this variance. The intended well depth and the drill site conditions determine the rig, drill pipe length and other equipment needed to complete a well. Bayard's rigs can be relocated to areas where demand, well specifications and day rates allow for maximization of gross operating margins and utilization. Generally, land rigs operate with crews of five to six persons.

         As of December 31, 1998, Bayard's fleet included 31 rigs that are diesel electric SCR rigs and 56 that are mechanical rigs. Mechanical rigs utilize diesel engines to produce power that is transferred to drilling equipment, such as drawworks and pumps, by way of a compound consisting of a series of chains, sprockets and pneumatic clutches. SCR rigs employ diesel engines that generate alternating current electricity which is converted and transferred into amps as alternating current or direct current electricity, which in turn drives electric motors powering the drilling equipment.

         Bayard has focused its acquisitions on rigs with efficient and flexible drilling mud systems as well as high horsepower drawworks and mud pumps. These features give Bayard a competitive advantage in attracting premium jobs with customers engaged in multi-well horizontal drilling programs. The majority of Bayard's rigs employ diesel engines manufactured by Caterpillar, Inc. as the rigs' main power sources. Bayard believes that such engines are lighter and more fuel efficient than other available engines, thus saving Bayard and its customers money in terms of lower trucking costs and reduced fuel consumption.

         In addition, Bayard has begun to equip certain of its deep drilling rigs with top drive drilling systems. Top drives provide Bayard's customers with greater control in transferring horsepower to the bit, precise orientation of drilling tools while drilling complex directional wells, and reduced incidence of stuck drill pipe in high risk areas. Moreover, top drives enable the contractor to drill in 90 foot sections rather than conventional 45 foot sections, a capability which reduces connection time, and are safer for rig employees and equipment during tubular handling operations and in well control situations. Currently, Bayard has five rigs equipped with top drives and has purchased one additional top drive.

         Drilling rigs and related equipment deteriorate over time unless they are operated and maintained properly. Bayard strives to keep its drilling rigs well maintained and technologically competitive. An active maintenance program during the life of a drilling rig permits the maintenance, replacement and upgrading of its components on an individual basis. Over the life of a typical drilling rig, major components, such as engines, pumps, drawworks and drill pipe, are replaced or rebuilt on a periodic basis as required while other components, such as the mast and substructure, can be utilized for extended periods of time with proper maintenance.

         In connection with the TransTexas acquisition, Bayard acquired 45 trucks which have been utilized to move Bayard's drilling rigs and related equipment. The fleet includes various types of trucks, including pole, winch, tandem and hauling vehicles. Additionally, Bayard acquired approximately 60 lowboy and float trailers, three cranes and three forklifts.

         Except for limited periods of high utilization, the land drilling industry has generally been characterized by an oversupply of land rigs. Therefore, rig manufacturers have generally focused on the production of more expensive offshore rigs and rig equipment. As a result, most rig manufacturers are not currently building new land rigs. The limited availability of new rigs and equipment has caused land rig owners and operators, including Bayard, to maintain and enhance their fleets primarily through acquisitions and refurbishments using previously manufactured rig components and equipment. As the land drilling industry continues to refurbish rigs using existing components and equipment, the available supply of such components and equipment continues to deplete.

CONTRACT DRILLING OPERATIONS

         Bayard's drilling rigs are employed under individual contracts which extend either over a stated period of time or the time required to drill a well or a number of wells. Drilling contracts are obtained through either a competitive bidding process or as a result of direct negotiations with customers. Terms of Bayard's drilling contracts vary based on factors such as the complexity and risk of operations, on-site drilling conditions, type of equipment used and the anticipated duration of the work to be performed. Contracts are typically entered into on a single well basis and obligate Bayard to pay certain operating expenses, including wages of drilling personnel, maintenance expenses and costs for incidental rig supplies, equipment and local office facilities. Contracts generally are subject to termination by the customer on short notice, but are sometimes written on a firm basis for a specified number of wells or years. Bayard has ongoing relationships with a number of customers that often engage a specific rig for the drilling of consecutive wells.

         At December 31, 1998, all of Bayard's working rigs were operating under daywork contracts. At different times, Bayard and its predecessors have performed drilling services under footage and turnkey contracts, and Bayard expects to do so again as industry conditions dictate. Revenues from daywork contracts accounted for approximately 95% of total drilling revenues, excluding mobilization revenues, during the years ended December 31, 1998 and 1997 with the remainder from footage and turnkey contracts.

         DAYWORK CONTRACTS. Under daywork contracts, Bayard provides a drilling rig with required personnel to the operator, who supervises the drilling of the well. Bayard is paid based on a negotiated fixed rate per day while the rig is utilized. The rates for Bayard's services depend on market and competitive conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographic area involved and other variables. Lower rates may be paid when the rig is in transit, or when drilling operations are interrupted or restricted by equipment breakdowns, actions of the customer or adverse weather conditions or other conditions beyond the control of Bayard. In addition, daywork contracts typically provide for a lump sum fee for the mobilization and demobilization of the drilling rig. Daywork drilling contracts generally specify the type of equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of out-of-pocket costs of drilling and Bayard generally bears no part of the usual capital risks, such as time delays for stuck drill pipe and blowouts, associated with oil and gas exploration.

         FOOTAGE AND TURNKEY CONTRACTS. Under footage contracts, Bayard is paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. Bayard pays more of the out-of-pocket costs associated with footage contracts compared to daywork contracts. Under turnkey contracts, Bayard contracts to drill a well to an agreed depth under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. Bayard provides technical expertise and engineering services, as well as most of the equipment required for the well, and is compensated when the contract terms have been satisfied. Turnkey contracts afford an opportunity to earn a higher return than would normally be available on daywork or footage contracts if the contract can be completed successfully without complications. However, the risks to Bayard under footage and turnkey contracts are substantially greater than under daywork contracts because Bayard assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including risk of blowout, loss of hole, lost or damaged drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel.

CUSTOMERS AND MARKETING

         Bayard's customers include independent oil and gas producers and major oil companies. During the year ended December 31, 1998, Chesapeake was Bayard's largest customer, accounting for approximately 16.4% of total revenues. As of December 31, 1998, Chesapeake was utilizing four of Bayard's rigs; however, there can be no assurance that Chesapeake or any of Bayard's other principal customers will continue to employ Bayard's services or that the loss of any of such customers or adverse developments affecting any of such customers would not have a material adverse effect on Bayard's financial condition and results of operations.

         Bayard enters into informal, nonbinding commitments with many of its customers to provide drilling rigs for future periods at agreed upon rates plus fuel and mobilization charges, if applicable, and escalation provisions. This practice is customary in the land drilling business during times of tightening rig supply. Although neither Bayard nor the customer is legally required to honor these commitments, Bayard strives to satisfy such commitments in order to maintain good customer relations.

         Bayard's sales force consists of industry professionals with significant land drilling sales experience who utilize industry contacts and available public data to determine how to most appropriately market available rigs.

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

         The Company believes that improved technologies and stable oil and gas prices contributed to increased activity in the exploration and production sector during much of 1997. But beginning in early 1998, domestic land drillers, including Bayard, experienced a significant downturn in demand for their drilling rigs. The Company believes that this downturn was attributable in large part to sharp drops in oil prices that began in late 1997 and continued throughout 1998. The decline in crude oil prices negatively impacted the revenues of oil companies, who have responded by reducing exploration and development activity. Decreased demand has adversely affected the Company by lowering utilization of its rigs and reducing the day rates that the Company can charge its customers.

         The Company cannot predict the future level of demand for its contract drilling services, future conditions in the contract drilling industry or future contract drilling rates.

COMPETITION

         The contract drilling industry is a highly competitive business characterized by high capital and maintenance costs. As a result, even though Bayard has the fifth largest active land drilling rig fleet in the United States, Bayard believes that such fleet represents only a fraction of the domestic land drilling industry. Drilling contracts are usually awarded through a competitive bid process and, while Bayard believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services, price and rig availability are the primary factors in determining which contractor is awarded a job. Certain of Bayard's competitors have greater financial and human resources than Bayard, which may enable them to better withstand periods of low rig utilization, to compete more effectively on the basis of price and technology, to build new rigs or acquire existing rigs and to provide rigs more quickly than Bayard in periods of high rig utilization.

         Competition in the market for drilling rigs caused substantial increases in the acquisition prices paid for rigs in 1997 and during the first half of 1998. Continued competition and price escalation could adversely affect Bayard's growth strategy if it is unable to purchase additional drilling rigs or related equipment on favorable terms.

OPERATING HAZARDS AND INSURANCE

         Bayard's operations are subject to many hazards inherent in the land drilling business, including, for example, blowouts, cratering, fires, explosions, loss of well control, loss of hole, damaged or lost drill strings and damage or loss from inclement weather. These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, suspension of drilling operations, or substantial damage to the environment, including damage to producing formations and surrounding areas. Generally, Bayard seeks to obtain indemnification from its customers by contract for certain of these risks. To the extent not transferred to customers by contract, Bayard seeks protection against certain of these risks through insurance, including property casualty insurance on its rigs and drilling equipment, commercial general liability and commercial contract indemnity, commercial umbrella and workers' compensation insurance.

         Bayard's insurance coverage for property damage to its rigs and drilling equipment is based on Bayard's estimate of the cost of comparable used equipment to replace the insured property. There is a deductible per occurrence on rigs and equipment of $500,000. Bayard's third party liability insurance coverage under the general policy is $1 million per occurrence, with a self insured retention of $100,000 per occurrence. The commercial umbrella policy has a self insured retention of $10,000 per occurrence with coverage of $5 million per occurrence. Bayard believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect Bayard against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         GENERAL. Bayard's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and gas industry, by changes in such laws and by changes in administrative regulations. Although significant capital expenditures may be required to comply with such laws and regulations, to date, such compliance costs have not had a material adverse effect on the earnings or competitive position of Bayard. In addition, Bayard's operations are vulnerable to risks arising from the numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

         ENVIRONMENTAL REGULATION. Bayard's activities are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and the preservation of natural resources. Such laws and regulations concern, among other things, air emissions, the containment, disposal and recycling of waste materials, and reporting of the storage, use or release of certain chemicals or hazardous substances. Numerous federal and state environmental laws regulate drilling activities and impose liability for discharges of waste or spills, including those in coastal areas. Bayard has conducted drilling activities in or near ecologically sensitive areas, such as wetlands and coastal environments, which are subject to additional regulatory requirements. State and federal legislation also provide special protections to animal and marine life that could be affected by Bayard's activities. In general, under various applicable environmental programs, Bayard may potentially be subject to regulatory enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. Bayard may also be subject to liability for natural resource damages and other civil claims arising out of a pollution event.

         Except for the handling of solid wastes directly generated from the operation and maintenance of Bayard's drilling rigs, such as waste oils and wash water, it is Bayard's practice to require its customers to contractually assume responsibility for compliance with environmental regulations. Laws and regulations protecting the environment have become more stringent in recent years, and may, in certain circumstances, impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose Bayard to liability for the conduct of or conditions caused by others, or for acts of Bayard which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or adoption of new requirements could have a material adverse effect on Bayard.

         Environmental regulations that affect Bayard's customers also have an indirect impact on Bayard. Increasingly stringent environmental regulation of the oil and gas industry has led to higher drilling costs and a more difficult and lengthy well permitting process.

         The primary environmental statutory and regulatory programs that affect Bayard's operations include the following:

         Oil Pollution Act and Clean Water Act. The Oil Pollution Act of 1990 amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act, and other statutes as they pertain to the prevention of and response to spills or discharges of hazardous substances or oil into navigable waters. Under the Oil Pollution Act, a person owning or operating a facility or equipment, including land drilling equipment, from which there is a discharge or threat of a discharge of oil into or upon navigable waters and adjoining shorelines is liable, regardless of fault, as a "responsible party" for removal costs and damages. Federal law imposes strict, joint and several liability on facility owners for containment and clean-up costs and certain other damages, including natural resource damages, arising from a spill.

         The United States Environmental Protection Agency is also authorized to seek preliminary and permanent injunctive relief and, in certain cases, criminal penalties and fines. State laws governing the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. If a discharge occurs at a well site at which Bayard is conducting drilling or pressure pumping operations, Bayard may be exposed to claims that it is liable under the Clean Water Act or similar state laws.

         Certain of Bayard's operations are also subject to EPA regulations, including regulations that require the preparation and implementation of spill prevention control and countermeasure plans to address the possible discharge of oil into navigable waters. Where so required, Bayard has spill prevention control and countermeasure plans in place.

         Superfund. The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended, known as CERCLA or the "Superfund" Law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include:

         o the current owner and operator of a facility from which hazardous substances are released;

         o owners and operators of a facility at the time any hazardous substances were disposed;

         o generators of hazardous substances who arranged for the disposal or treatment at or transportation to such facility of hazardous substances; and

         o transporters of hazardous substances to disposal or treatment facilities selected by them.

Bayard may be responsible under CERCLA for all or part of the costs to clean up sites at which hazardous substances have been released. To date, however, Bayard has not been named a potentially responsible party under CERCLA or any similar state Superfund laws.

         Hazardous Waste Disposal. Bayard's operations involve the generation or handling of materials that may be classified as hazardous waste and subject to the federal Resource Conservation and Recovery Act and comparable state statutes. The EPA and various state agencies have limited the disposal options for certain hazardous and nonhazardous wastes and is considering the adoption of stricter handling and disposal standards for nonhazardous wastes.

         As part of the Bonray acquisition, Bayard acquired an equipment yard which may require certain expenditures or remedial actions for the removal or cleanup of contamination. In exchange for a $1 million cash payment to Bayard at closing, Bayard did not require DLB Oil & Gas, Inc. to indemnify Bayard with respect to such expenditures or remedial actions. While Bayard has not determined whether and to what extent such expenditures or remedial actions may be necessary or advisable, based on the presently available information, Bayard does not believe that such expenditures will exceed $1 million. Management believes that Bayard and its operations are in material compliance with applicable environmental laws and regulations. The Company sold this property to an unrelated third party in March of 1999.

         HEALTH AND SAFETY MATTERS. Bayard's facilities and operations are also governed by various other laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. As an example, the Occupational Safety and Health Administration has issued the Hazard Communication Standard. This standard applies to all private-sector employers, including the oil and gas exploration and producing industry. The Hazard Communication Standard requires that employers assess their chemical hazards, obtain and maintain certain written descriptions of these hazards, develop a hazard communication program and train employees to work safely with the chemicals on site. Failure to comply with the requirements of the standard may result in administrative, civil and criminal penalties. Bayard believes that appropriate precautions are taken to protect employees and others from harmful exposure to materials handled and managed at its facilities and that it operates in substantial compliance with all Occupational Safety and Health Act regulations. While it is not anticipated that Bayard will be required in the near future to make material expenditures by reason of such health and safety laws and regulations, Bayard is unable to predict the ultimate cost of compliance with these changing regulations.

FACILITIES AND OTHER PROPERTY

         Bayard leases approximately 7,500 square feet of office space for its principal executive offices in Oklahoma City, Oklahoma and leases approximately 5,000 square feet of office and warehouse space and ten acres of land in El Reno, Oklahoma. In addition, Bayard owns approximately ten acres of land in El Reno, Oklahoma and five acres of land in Weatherford, Oklahoma that it uses for rig storage and maintenance. In the TransTexas acquisition, Bayard acquired approximately 24 acres of land in Laredo, Texas with office and warehouse facilities totaling approximately 125,000 square feet. Bayard considers all of its facilities to be in good operating condition and adequate for their present uses.

EMPLOYEES

         As of December 31, 1998, Bayard had approximately 550 employees, of which approximately 100 were salaried and approximately 450 were employed on an hourly basis. None of Bayard's employees is represented by any collective bargaining unit. Bayard management believes that Bayard's relationship with its employees is good.

ITEM 3.  LEGAL PROCEEDINGS

         A purported class action lawsuit is pending against Bayard, certain directors and officers of Bayard, the managing underwriters of Bayard's initial public offering, and certain current and former stockholders of Bayard, alleging violations of federal securities laws in connection with the initial public offering. The lawsuit, Yuan v. Bayard Drilling Technologies, Inc., et al. ("Yuan"), was filed on February 3, 1998 in the United States District Court for the Western District of Oklahoma. The principal plaintiff in Yuan is Tom Yuan. The defendants in this case include Bayard, Chesapeake, Energy Spectrum LLC, James E. Brown, David E. Grose, Carl B. Anderson, III, Merrill A. Miller, Jr., Sidney L. Tassin, Lew O. Ward, Mike Mullen, Roy T. Oliver, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers, Inc., Prudential Securities, Inc., Rauscher Pierce Refsnes, Inc. (a predecessor to Dain Rauscher Incorporated) and Raymond James & Associates, Inc.

         The plaintiffs in this lawsuit purport to sue on their own behalf and on behalf of all persons who purchased shares of Bayard common stock on or traceable to the initial public offering. In the lawsuit, plaintiffs allege claims against all defendants under the Securities Act of 1933. The plaintiffs allege that the registration statement and prospectus for Bayard's initial public offering contained materially false and misleading information and omitted material facts. In particular, the plaintiffs allege that such registration statement and prospectus failed to disclose financial difficulties of Chesapeake, Bayard's largest customer, and the effects of such difficulties on Chesapeake's ability to continue to provide Bayard with substantial drilling contracts. The complaint further alleges that Bayard failed to disclose pre-offering negotiations with R. T. Oliver Drilling, Inc., whom the plaintiffs allege was a related party, for the purchase of drilling rigs. In addition, the complaint alleges that Bayard failed to disclose that its growth strategy required costly refurbishment of older drilling rigs that would dramatically increase Bayard's costs, which could not be sustained by internally generated cash flows. Plaintiffs are seeking rescission and damages.

         Two other suits, Khan v. Bayard Drilling Technologies, Inc., et al. ("Khan") and Burkett v. Bayard Drilling Technologies, Inc., et al. ("Burkett"), which were filed in District Court in and for Oklahoma County, State of Oklahoma on January 14, 1998 and February 2, 1998, respectively, and alleged essentially the same claims as Yuan, were dismissed without prejudice in May 1998 on a joint application filed by all parties. The plaintiffs in Khan and Burkett, along with others, have been appointed as lead plaintiffs in the Yuan federal court suit, now styled to include the other lead plaintiffs, as Yuan, et al., and an amended consolidated complaint was filed on July 30, 1998. A motion to dismiss the claims in this lawsuit has been filed by Bayard and the other defendants and is currently pending before the court.

         Bayard is also involved in other litigation arising from time to time in the ordinary course of its business, including workers' compensation claims and disputes arising out of its drilling activities. Such disputes include two claims filed against Bayard and Marathon Oil Company on November 13, 1998 and February 17, 1999 in the District Court of Washita County in the State of Oklahoma. Eldred L. and Patricia A. Schneberger and Irene F. and James H. Howard, the plaintiffs in these lawsuits, seek remedies including an order of abatement and actual, consequential and punitive damages for losses allegedly incurred in connection with a drilling project that utilized one of Bayard's rigs. These lawsuits are in preliminary stages with initial discovery commencing, thus, the Company is unable to estimate the potential for liability on these claims.

         Bayard believes the allegations in the lawsuits referenced above are without merit and is defending vigorously the claims brought against it. Bayard is unable, however, to predict the outcome of these lawsuits or the costs to be incurred in connection with their defense and there can be no assurance that this litigation will be resolved in Bayard's favor. An adverse result or prolonged litigation could have a material adverse effect on Bayard's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of securities holders, through solicitation of proxies or otherwise.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is traded on the American Stock Exchange (the "AMEX") under the symbol "BDI."

PRICE RANGE OF COMMON STOCK

         The range of the reported per share sale prices on the AMEX for the common stock for the period between November 4, 1997 (the first trading day following the initial public offering of Company common stock) and December 31, 1998 was a high of $28 1/4 and a low of $3 1/16. During such period there have been no dividends paid on the common stock. As of February 28, 1999, there were 18,214,765 shares of common stock outstanding. On March 24, 1999, the last sales price for the common stock was $6.00 per share. The following table summarizes the high and low sales prices per share of Company common stock as reported on the AMEX.


                                                        QUARTERLY PERIOD ENDING
                       -------------------------------------------------------------------------------------------

                       DECEMBER 31           MARCH 31             JUNE 30          SEPTEMBER 30        DECEMBER 31

                         1997(1)               1998                1998                1998               1998
                       -----------          ----------           ---------         ------------        -----------
Price Range:

    High               $   28.2500          $  16.5000           $ 16.0000         $     8.6875        $    7.6250

    Low                $   13.5000          $  11.1250           $  8.1250         $     3.6250        $    3.0625


(1) Includes per share price information from November 4, 1997, the date of the Company's initial public offering of common stock, through the end of the fourth quarter of fiscal 1997.

HOLDERS

         As of February 28, 1999, the Company had approximately 124 record holders of its shares of common stock, including several nominee holders for an undetermined number of beneficial owners.

DIVIDENDS ON COMMON STOCK

         CASH DIVIDENDS. The Company declared no cash dividends in 1997 or 1998. The Company currently intends to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on the common stock in the foreseeable future. Future dividend policy will be made by the Company's Board of Directors (the "Board") and will depend on a number of factors, including the Company's earnings, capital requirements, financial condition and business prospects and such other factors as the Board may deem relevant. The payment of cash dividends on common stock is restricted under the terms of the Company's term loan facility with The CIT Group/Equipment Financing, Inc., the revolving loan with Fleet Capital Corporation and the senior notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Liquidity."

         STOCKHOLDER RIGHTS AGREEMENT. On August 21, 1998, the Company executed a stockholder rights agreement and declared a dividend of one right (a "Right") to purchase preferred stock for each outstanding share of Bayard common stock, to stockholders of record at the close of business on September 1, 1998. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, at a purchase price of $30 per such fractional share, subject to adjustment. On October 19, 1998, the Company amended the rights agreement. Under the terms of the amendment, Nabors, or any of its affiliates, shall not become an Acquiring Person (as defined in the rights agreement) unless it becomes the beneficial owner of at least 20% of the outstanding shares of Bayard common stock.

ITEM 6.  SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

         The yearly historical financial data presented in the following table for the five-year period ended December 31, 1998 are derived from the historical financial statements of the Company. The data for fiscal years 1994, 1995 and 1996 relate to the operations of Anadarko Drilling Company, Bayard's predecessor, and include, generally, the financial results of the operations of eight rigs. The historical financial and operating data presented for 1997 and 1998 reflect the Company's acquisition of numerous rigs and related drilling equipment. Because of these acquisitions, the data from the earlier and later periods may not be comparable.

         The financial statements for the years ended December 31, 1994, 1995 and 1996 have been audited by Grant Thornton LLP, independent certified public accountants, and the years ended December 31, 1997 and 1998 have been audited by PricewaterhouseCoopers LLP. This information is not necessarily indicative of the Company's future performance.

         The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                   YEAR ENDED DECEMBER 31
                                                 -------------------------------------------------------------
                                                   1994         1995         1996       1997 (8)        1998
                                                 ---------    ---------    ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Contract drilling                            $   9,910    $   7,405    $   9,793    $  55,747    $  78,616
    Other                                               --          303           60           --          456
                                                 ---------    ---------    ---------    ---------    ---------
        Total revenues                               9,910        7,708        9,853       55,747       79,072
                                                 ---------    ---------    ---------    ---------    ---------

  Operating expense:
    Drilling                                         8,572        6,075        7,653       40,705       63,782
    Depreciation and amortization(1)                 1,557          791        1,126        7,943       14,362
    General and administrative                         786          880          658        1,868        4,312
    Other                                               --           47           46           --          467
                                                 ---------    ---------    ---------    ---------    ---------
        Total operating costs                       10,915        7,793        9,483       50,516       82,923
                                                 ---------    ---------    ---------    ---------    ---------

  Operating income (loss)                           (1,005)         (85)         370        5,231       (3,851)

  Other income and (expense):
    Interest expense and financing cost                (18)          (3)         (11)      (3,065)
                                                                                                        (6,371)
    Interest income                                     --           --           --          597        1,404
    Gain (loss) on sale of assets                      366         (131)          54          544          688
    Other income (expense)                              --           (3)          17           37            6
                                                 ---------    ---------    ---------    ---------    ---------
  Income (loss) before income taxes                   (657)        (222)         430        3,344       (8,124)
  Income tax (provision) benefit-deferred (2)           --           --         (163)      (1,428)       2,880
  Net income (loss) before extraordinary item    $    (657)   $    (222)   $     267    $   1,916    $  (5,244)
Extraordinary loss                               =========    =========    =========       (4,002)        (338)
                                                                                        ---------    ---------
Net income (loss)                                                                       $  (2,086)   $  (5,582)
                                                                                        =========    =========
Earnings (loss) per common share before
extraordinary item (3):
    Diluted                                                                $     .05    $     .17    $    (.29)
                                                                           =========    =========    =========
Weighted average shares outstanding (3):
    Diluted                                                                    5,749       11,500       18,191

CASH FLOWS:
  Operating activities                           $     445    $     310    $    (462)   $  (1,308)   $  12,320
  Investing activities                                (454)      (1,710)     (10,441)     (86,470)    (141,355)
  Financing activities                                   9        1,400       15,866      132,117       82,286

                                                                         YEAR ENDED DECEMBER 31
                                                   -------------------------------------------------------------
                                                     1994         1995         1996         1997         1998
                                                   ---------    ---------    ---------    ---------    ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AND DRILLING RIG ACTIVITY DATA)
BALANCE SHEET DATA:
  Total assets                                     $   6,149    $   8,054    $  34,673    $ 240,488    $ 319,340
  Working capital, excluding current portion of          802           12        4,974       56,404        2,244
      long-term debt
  Total long-term debt, including current portion         --           --        7,000       33,039      117,733
  Total stockholders' equity (4)                         (54)        (276)      26,251      178,462      173,005

OTHER FINANCIAL DATA:
  EBITDA (5)                                       $     552    $     706    $   1,496    $  13,174    $  10,511
  Capital expenditures                                 1,183        2,088       10,578      135,229      143,002

DRILLING RIG ACTIVITY DATA
  (UNAUDITED):
  Total rigs at end of period                              7            8           17           63           87
  Marketed rigs at end of period                           7            8            8           49           73
  Average utilization rate of drilling
     rigs available for service (6)                       84%          86%          89%          93%          56%
  Average revenues per day (7)                     $   4,148    $   4,298    $   4,731    $   5,881    $   6,298

-----------------------

(1) Of the 73 rigs being marketed, 13 rigs acquired in the TransTexas acquisition (as described below) have not yet been placed into service; therefore these 13 rigs are not being depreciated. As these rigs are placed into service, the annual depreciation expense amount will be approximately $142,000 per rig.

(2) Since the Company's predecessor was a nontaxable entity, income tax expense is presented on a pro forma basis (assuming a 38% statutory rate) for the year ended December 31, 1996.

(3) For the years ended December 31, 1998 and 1997 historical weighted average shares outstanding were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128. For the year ended December 31, 1996, the historical weighted average shares outstanding were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (except for the 5.6 million shares of common stock issued during the formation of the Company as if these formation transactions (which took place in December 1996) were treated outstanding since January 1, 1996).

(4) No cash dividends were declared through December 31, 1998. See "Dividend Policy."

(5) EBITDA represents operating income (loss) before depreciation and amortization. EBITDA is frequently used by securities analysts and is presented herein to provide additional information about the Company's operations. EBITDA is not a measurement presented in accordance with generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(6) Rig utilization rates are calculated on a weighted average basis assuming 365 days availability for all rigs available for service. Rigs acquired have been treated as added to the rig fleet as of the date of acquisition. Rigs under contract that generate revenues during moves between locations or during mobilization/demobilization are also considered to be utilized. Rigs that are owned but not being marketed, including rigs being refurbished, are not considered in determining the utilization rate.

(7) Represents total contract drilling revenues (excluding mobilization, cost reimbursements and fuel), divided by the total number of days the Company's drilling rig fleet operated during the period, divided by the average number of rigs in operation.

(8) Results for 1997 include the results of operations for Trend (May 1, 1997 to December 31, 1997), Ward (May 30, 1997 to December 31, 1997)
         and Bonray (October 16, 1997 to December 31, 1997).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's operations have been significantly affected by the consolidation transactions which have transformed the Company from a regional competitor with ten rigs in late 1996 to its current position of operating a land drilling fleet with a total of 87 rigs. The historical financial results presented herein include the effects of the transactions forming the Company (16 rigs), the Trend acquisition (14 rigs), the Ward acquisition (6 rigs), the Bonray acquisition (13 rigs), the Oliver acquisition (6 rigs), the TransTexas acquisition (25 rigs) and the individual rig acquisitions (7 rigs), only for the periods after such transactions. In addition, the historical financial results include periods in which a number of rigs were being refurbished and did not contribute to revenues. Accordingly, the Company does not believe that the historical statements of operations presented herein are necessarily indicative of the Company's future operating results, or that comparisons of financial results between the periods presented herein are necessarily meaningful, particularly in light of the magnitude of its recent acquisitions and rig refurbishment projects.

DOMESTIC LAND DRILLING INDUSTRY OVERVIEW

         Demand for Bayard's contract land drilling services is substantially dependent upon, and affected by, the level of domestic oil and gas exploration and development activity. Industry sources estimate that from its peak in 1982, the supply of domestic rigs has fallen as a result of normal attrition, cannibalization of components to refurbish rigs, the inability of smaller competitors to raise capital needed to upgrade and modernize rigs and the export of rigs to international markets. As a result of these factors, the contract land drilling industry has been cyclical with significant volatility in profitability and rig values.

         Bayard's operating margins are influenced by contract drilling rates, operating costs and drilling rig utilization. Although Bayard believes that improved technologies, the long-term decline in the supply of rigs and stable oil and gas prices contributed to increased activity in the exploration and production sector during 1997, there has been a general decline in oil and, to a lesser extent, gas prices during 1998 and there can be no assurance that such decline will not continue. This decline in oil and gas prices has contributed to a decrease in Bayard's rig utilization rates from 93% for 1997 to 56% for 1998. There can be no assurance that oil and gas prices will not continue to decline or that any such decline would not have a material adverse effect on Bayard's utilization rates. In addition, ongoing movement or reactivation of land drilling rigs, including the movement of rigs from outside the United States into domestic markets, or new construction of drilling rigs could increase rig supply and adversely affect contract drilling rates and utilization levels. Bayard cannot predict the future level of demand for its contract drilling services, future conditions in the contract drilling industry or future contract drilling rates.

FINANCIAL CONDITION AND LIQUIDITY

         Since December 1996, Bayard has completed the consolidation transactions and the TransTexas acquisition. Bayard's formation transactions involved the issuance of an aggregate of 5,600,000 shares of Bayard common stock in consideration for the contribution to Bayard of 16 rigs and $10 million in cash. At the time the Company was formed, it entered into a $24 million term loan facility with The CIT Group/Equipment Financing, Inc., principally for the refurbishment of certain of Bayard's rigs. In May 1997, contemporaneously with the Trend acquisition and in anticipation of the Ward acquisition, Bayard completed a financing transaction in which it:

         o issued to Chesapeake Energy Corporation and Energy Spectrum Partners LP additional shares of Bayard common stock and two series of warrants together with subordinated notes due May 1, 2003 for $28.5 million in cash; and

         o increased the availability under its debt facilities from $24 million to $40.5 million.

         In November 1997, Bayard consummated its initial public offering, in which Bayard registered the sale of an aggregate of 11,040,000 shares of Bayard common stock. In the initial public offering, Bayard issued and sold 4,229,050 shares of Bayard common stock and certain stockholders of Bayard sold 6,810,950 shares of Bayard common stock. Bayard received net proceeds of $89.5 million for the shares sold by it in the initial public offering. Through December 31, 1998, these net proceeds had been used as follows:

         o        $50.1 million to purchase machinery and equipment;

         o        $38.6 million to repay indebtedness; and

         o $817,125 to pay CIT in connection with the exercise of certain options to purchase Bayard common stock.

         Currently, Bayard's primary bank debt facilities consist of a term loan under an agreement with CIT and Fleet Capital Corporation, under which $15.5 million was outstanding as of December 31, 1998, and a $10 million revolving loan facility under a revolving loan agreement with Fleet, under which Bayard has no outstanding borrowings other than approximately $1.3 million in letters of credit as of December 31, 1998. The term loan agreement and the revolving loan agreement are referred to in this document collectively as the "loan agreements." On June 26, 1998, Bayard issued $100 million of its senior notes and used $75 million of such proceeds to fund the TransTexas acquisition. Further information regarding the loan agreements and Bayard's senior notes is set forth below under "Financing Activities."

         Bayard's principal requirements for capital, in addition to the funding of ongoing contract drilling operations, have been capital expenditures, including the refurbishment of existing rigs and acquisitions. From December 1996 through December 31, 1998, Bayard spent $20.7 million on the Trend acquisition, $11.9 million on the Ward acquisition, $35 million on the Bonray acquisition, $14 million on the Oliver acquisition, $5.5 million on the individual rig acquisitions, approximately $125.0 million on refurbishments and other related equipment purchases, including drill pipe, and $75 million on the TransTexas acquisition. As a result, Bayard's net property and equipment increased from $155.7 million at December 31, 1997 to $285.3 million at December 31, 1998. Bayard's principal sources of liquidity have been the issuance of Bayard common stock, its senior notes, its subordinated notes, warrants to purchase Bayard common stock and borrowings under the loan agreements. As of December 31, 1998, Bayard had $100 million principal amount of its senior notes outstanding, $15.5 million of borrowings outstanding under the term loan agreement, no borrowings outstanding under the revolving loan agreement, other than approximately $1.3 million in letters of credit, no outstanding subordinated notes and $3 million of cash and cash equivalents. Bayard expects to fund its capital requirements during the period before the expected date of the merger through cash flow from operations, and, to the extent required, borrowings under the loan agreements. Bayard believes that such sources of funds will be sufficient to meet Bayard's anticipated uses through the expected date of the merger. If the merger is not consummated or is delayed for a significant period of time, Bayard may be required to seek additional sources of funds to meet is capital requirements in 1999.

         The most significant change in Bayard's balance sheet from December 31, 1997 to December 31, 1998 was a $129.6 million increase in net property and equipment, and the issuance of $100 million of senior notes. During this same period, long-term debt, net of current maturities, decreased by $11.4 million and stockholders' equity decreased by $5.5 million.

         From December 31, 1997 to December 31, 1998, Bayard's working capital position decreased by $52.8 million to a deficit of $3.8 million. This was primarily the result of additions to fixed assets.

         OPERATING ACTIVITIES. During the year ended December 31, 1996, Bayard required $462,000 of cash to fund operating activities. This was the result of $1.5 million of cash provided by operations, partially offset by changes in working capital items that required $2 million of cash. Cash required for changes in working capital items included the following:

         o        increase in accounts receivable of $2.1 million;

         o        increase in other assets totaling $185,000; and

         o decrease of $383,000 in accounts payable, which were partially offset by an increase of $663,000 of other current liabilities.

         During the year ended December 31, 1997, net cash used in operating activities totaled $1.3 million. Bayard generated cash from operations of $10.8 million and working capital changes used $12.1 million.

         During the year ended December 31, 1998, net cash provided from operating activities totaled $12.3 million. Bayard generated cash from operations of $5.6 million and working capital changes provided $6.7 million.

         INVESTING ACTIVITIES. During the year ended December 31, 1996, Bayard invested $21.7 million in fixed assets, net of asset sales. The major components of these expenditures were $10.4 million of cash expenditures to acquire and refurbish five diesel electric SCR rigs and $9.8 million of Bayard common stock issued to acquire rigs in the series of transactions which formed the Company.

         During the year ended December 31, 1997, Bayard invested $135 million in fixed assets, including the Trend acquisition, the Ward acquisition, the Bonray acquisition and the individual rig acquisitions. Rig refurbishments consisted of $51.5 million, and $10.6 million was invested in drill pipe and other drilling related equipment. The acquisitions of Trend, Ward, and Bonray were partially funded through the issuance of Bayard common stock valued at $42.3 million.

         During the year ended December 31, 1998, Bayard invested $143 million in fixed assets, including $11.1 million in the Oliver acquisition, and $75 million in the TransTexas acquisition. Rig refurbishment costs totaled $51.3 million, including the Oliver acquisition costs, refurbishments of $11.8 million on rigs currently being marketed, and $22.8 million of equipment for future refurbishment programs. Total investment in drill pipe was $13.3 million.

         FINANCING ACTIVITIES. During the year ended December 31, 1996, Bayard raised $15.9 million from financing activities. Bayard borrowed $7 million during the year under the term loan as described below. Bayard also issued 3,600,000 shares of Bayard common stock for assets and cash and made debt payments totaling $900,000 during the year.

         During the year ended December 31, 1997, Bayard obtained $132.1 million from financing activities, including net borrowing under the loan agreements totaling $25.8 million, and $107.1 million from the issuance of Bayard common stock. The proceeds from these transactions were used to fund Bayard's working capital requirements and capital expenditures as discussed above.

         During the year ended December 31, 1998, Bayard obtained $82.3 million from financing activities, including $100.0 million from the issuance of senior notes, less payments under the loan agreements totaling $15.2 million.

         In April 1998, Bayard redeemed in full the $2.52 million principal amount of subordinated notes issued to Energy Spectrum Partners LP together with accrued interest of $47,740. In connection with the redemption, Energy Spectrum Partners LP waived its rights to require Bayard to redeem the subordinated notes at 110% of par value. This redemption, coupled with the redemption of $18.0 million principal amount of Bayard's subordinated notes from Chesapeake Energy Corporation at the time of Bayard's initial public offering, leaves no subordinated notes outstanding.

         On June 26, 1998, Bayard issued $100 million of senior notes and used $75 million of such proceeds to fund the TransTexas acquisition. Bayard intends to use the remaining proceeds for general corporate purposes, possibly including acquisitions of additional drilling rigs and related equipment and the refurbishment of rigs. Bayard's senior notes mature on June 30, 2005. Interest on Bayard's senior notes is payable semi-annually on June 30 and December 31 of each year, commencing on December 31, 1998. The senior notes are not redeemable before June 30, 2003, on or after which they will be redeemable, in whole or in part, at the option of Bayard, at the redemption prices set forth in the indenture relating to the senior notes, plus accrued and unpaid interest and certain other charges, if any, thereon to the date of redemption. In addition, at any time on or before June 30, 2001, Bayard may redeem up to 35% of the original aggregate principal amount of its senior notes with the net proceeds of certain qualifying equity offerings at a redemption price equal to 111% of the principal amount of the senior notes, plus accrued and unpaid interest and certain other charges, if any, thereon to the date of redemption, provided that at least $65 million in aggregate principal amount of Bayard's senior notes remains outstanding immediately after the occurrence of such redemption. Upon a transaction resulting in a change of control, each holder of Bayard's senior notes will have the right to require Bayard to repurchase all or any part of such holder's senior notes at a price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest and certain other charges, if any, thereon to the date of repurchase. The proposed merger with Nabors would, if consummated, constitute a "change of control". Bayard's senior notes are senior unsecured obligations of Bayard and rank pari passu in right of payment with all existing and future senior indebtedness and other senior obligations of Bayard, and senior in right of payment to all future subordinated indebtedness of Bayard.

         Each of Bayard's wholly owned domestic subsidiaries has issued a guarantee of Bayard's obligations under its senior notes. The guarantees are senior unsecured obligations of each guarantor and rank pari passu in right of payment with all other indebtedness and liabilities of such guarantor that are not subordinated by their terms to other indebtedness of such guarantor, and senior in right of payment to all subordinated indebtedness of such guarantor.

         Bayard had outstanding at December 31, 1998 $15.5 million of long term debt under the term loan agreement. The term loan was incurred to finance the purchase of certain land drilling rigs, the refurbishment of such rigs and equipment and for working capital purposes. On May 14, 1998, in connection with Bayard's corporate reorganization into a holding company structure:

         o Bayard prepaid $6.2 million of the term loan, obtained a release of all collateral for the term loan, except 12 drilling rigs and related equipment, and transferred to Bayard Drilling, L.P., Bayard's wholly owned operating subsidiary, substantially all of its assets, subject to such liens; and

         o Bayard Drilling, L.P. and Bayard Drilling, L.L.C., another wholly owned subsidiary of Bayard, agreed to guarantee the term loan.

Before such prepayment and collateral release, the term loan was collateralized by substantially all of the assets of Bayard and Trend. In connection with Bayard's senior notes offering, the term loan was further amended to add Bonray as a guarantor of Bayard's obligations.

         The term loan agreement requires Bayard and its subsidiaries to maintain collateral security for the term loan based on appraised fair market value and orderly liquidation value of Bayard's drilling rigs and associated rig equipment equivalent to the balance of the term loan, and adhere to specified cash flow, leverage and liquidity ratios and minimum net worth and liquidity requirements. The term loan agreement contains restrictions on, among other things, the ability of Bayard and its subsidiaries to pay dividends, make investments, incur indebtedness and liens, and make capital expenditures and requires the maintenance of liquidity of $3 million through December 31, 1998. The term loan agreement also contains affirmative covenants typical of secured loan arrangements with finance companies, such as requiring financial reports, insurance maintenance, legal, environmental and permit compliance. Bayard is prohibited from prepaying the term loan until after December 31, 1999.

         The term loan bears interest at Bayard's choice of LIBOR plus 4.25% per annum (9.89% at December 31, 1998) or the prime rate of The Chase Manhattan Bank plus 2.00% per annum (9.75% at December 31, 1998) and requires equal monthly payments of principal, together with accrued interest, in amounts sufficient to repay borrowings at maturity on March 31, 2002.

         The revolving loan agreement provides revolving credit loans, subject to a borrowing base comprised of a portion of Bayard's accounts receivable, of up to $10.0 million, $2.0 million of which is available for letters of credit, for general corporate purposes. Bayard has not borrowed under the revolving loan agreement since November 1997 but has approximately $1.3 million of letters of credit outstanding under that agreement.

         Any borrowings under the revolving loan agreement would bear interest based on Fleet National Bank's prime rate plus 1.5% or approximately 10.0% at December 31, 1998. A portion of the proceeds from Bayard's initial public offering was used to repay all outstanding amounts under the revolving loan agreement. Bayard pays certain fees under the revolving loan agreement, including a commitment fee equal to 0.5% of the unused portion of the maximum commitment. Fleet's commitment to lend under the revolving loan agreement ends in April 2000. Bayard may terminate the revolving loan agreement upon 60 days' prior written notice to Fleet and the payment of a termination fee of 2% of the facility.

         The revolving loan agreement is collateralized by certain assets of Bayard and Trend that were transferred to Bayard Drilling, L.P. during Bayard's corporate reorganization into a holding company structure, including accounts receivable, certain equipment and inventory, Bayard's El Reno, Oklahoma yard and the same 12 drilling rigs that collateralize the term loan agreement, together with equipment and drilling contracts related to such rigs. The revolving loan agreement is also secured by the receivables and certain other assets of Bayard, Bayard Drilling, L.P., Bayard Drilling, L.L.C., Trend and Bonray. Until May 14, 1998, the revolving loan agreement was also collateralized by all drilling rigs of Bayard and Trend, upon which date Fleet released all but such 12 rigs and related assets. Bayard Drilling, L.P., Bayard Drilling, L.L.C., Trend and Bonray have agreed to guarantee the obligations under the revolving loan agreement. The revolving loan agreement contains customary restrictive covenants that are substantially similar to the covenants contained in the term loan agreement.

         Bayard also has issued three amortizing term notes, referred to as the "top drive notes," totaling approximately $2.2 million outstanding at December 31, 1998. This debt bears interest at 9.5% per annum and is collateralized by certain top drive equipment of Bayard and letters of credit in amounts totaling approximately $700,000. The debt represented by the top drive notes matures in July, October and November of 2000. The note agreement relating to the top drive notes does not contain any restrictive financial covenants but contains a cross default to the term loan agreement and the revolving loan agreement.

         RECENT EVENTS. In December 1998 and January 1999, Nabors Industries, Inc. purchased from Bayard several components of drilling equipment at fair market value in exchange for promissory notes in the aggregate principal amount of approximately $457,000.

RESULTS OF OPERATIONS

         Comparisons of Bayard's results of operations are set forth below for the periods identified. As used in the following tables and the related discussion:

         o Rig days worked represents the number of rigs being marketed by Bayard, multiplied by the number of days during which such rigs are being operated, mobilized, assembled or dismantled while under contract. Rig days are a common measurement of both utilization rates and fleet size.

         o Average revenues per day and per day revenues represent total contract drilling revenues, including mobilization revenues and reimbursement for fuel and other costs, divided by the total number of rig days worked by Bayard's drilling fleet marketed during the period.

         o Drilling costs exclude depreciation and amortization and general and administrative expenses.

         o Average costs per day represent direct operating costs divided by the total number of rig days worked by Bayard's drilling fleet marketed during the period.

         o Average margin per day represents the difference between average revenues per day and average costs per day.

     Comparison of Years Ended December 31, 1998 and 1997

                                          1997                                           1998
                         --------------------------------------  ----------------------------------------------------
                         GULF COAST    MID-CONTINENT    TOTAL    GULF COAST    MID-CONTINENT   SOUTH TEXAS    TOTAL
                         ----------    -------------  ---------  ----------    -------------   -----------  ---------
                                                  (IN THOUSANDS, EXCEPT RIG AND PER DAY DATA)
Rig days worked....            3,672          5,807      9,479        2,848            8,962          672    12,482
Per day amounts:
  Revenues.........           $6,426         $5,536    $ 5,881       $7,166           $5,901       $7,920    $6,298
  Costs............            5,031          3,828      4,294        5,597            4,883        6,074     5,110
  Margin...........            1,395          1,708      1,587        1,569            1,018        1,846     1,188
Drilling revenues..          $23,598        $32,149    $55,747      $20,410          $52,884    $5,322(1)   $78,616
Drilling costs.....           18,474         22,231     40,705       15,939           43,761     4,082(2)    63,782
Operating margin...            5,124          9,918     15,042        4,471            9,123        1,240    14,834
Utilization rate...              98%            89%        93%          57%              67%          17%       56%

----------------

(1) Includes trucking revenues of approximately $342,000 and other revenues of approximately $39,000, which are excluded in calculating per day amounts.

(2) Includes trucking costs of approximately $369,000, which are excluded in calculating per day amounts.

         Drilling revenues increased approximately $22.9 million, or 41% to $78.6 million for the year ended December 31, 1998, from $55.7 million for the year ended December 31, 1997. This revenue increase was the result of a 3,003 day, or 32%, increase in rig days worked, and a $417, or 7%, increase in the average revenue per day. The increase in days worked was a result of an increase in the average number of rigs owned and available for service. As of December 31, 1998, Bayard had 73 rigs available for service. The increase in rigs available for service was principally the result of the consolidation transactions. Rig days worked consisted of 2,848 days in the Gulf Coast region, 8,962 days in the Mid-Continent region, and 672 days in the South Texas region. Increases in revenues per day were a result of the increase in the day rates and the average number of land drilling rigs being marketed by Bayard, offset by a decrease in the average utilization rate from 93% to 56%.

         Drilling costs increased by approximately $23.1 million, or 57%, to $63.8 million for the year ended December 31, 1998, from $40.7 million for the year ended December 31, 1997. The increase in drilling operating expenses was a direct result of the increase in the number of rigs owned and available for service and the corresponding 3,003 day increase in the days worked. Additionally, the Company increased workers compensation expense to account for adjustments in certain reserve values.

         Bayard's operating margin decreased by approximately $208,000, or 1.4%, to $14.8 million for the year ended December 31, 1998, as compared to $15 million for the year ended December 31, 1997. The decrease in operating margin resulted from the increase in the average revenue per day and the increase in days worked offset by the increase in average costs per day.

         Depreciation and amortization expense increased by $6.4 million, or 81%, to $14.4 million for the year ended December 31, 1998, as compared to $7.9 million for the year ended December 31, 1997. The increase was primarily the result of additional depreciation associated with the consolidation transactions.

         General and administrative expense increased by $2.4 million, or 131%, to $4.3 million for the year ended December 31, 1998, from $1.9 million for the same period of 1997. This increase was primarily attributable to increased payroll costs associated with new management and increased corporate staff and increased professional fees from Bayard's acquisition activities and public status. Included in the $4.3 million total is approximately $730,000 of merger related costs and a $200,000 write off for certain accounts receivable. Excluding these extraordinary costs, the percentage increase in 1998 compared to 1997 is 80%.

         Interest expense was $6.4 million for the year ended December 31, 1998 as compared to $3.1 million for the year ended December 31, 1997. This increase was primarily attributable to Bayard's senior notes.

         Other income increased for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase was primarily attributable to interest income received on funds being invested in short-term investments and the gain recognized on the sale of assets.

         For the year ended December 31, 1998, the income tax benefit was $2.8 million resulting from the pretax loss of $8.1 million.

         For the year ended December 31, 1998, Bayard recorded an extraordinary loss in the amount of $338,000, net of income taxes of $244,000, from the early extinguishment of certain subordinated debt in the amount of approximately $2.5 million, and from the payment on term notes in the amount of $6.2 million using proceeds from Bayard's initial public offering.

     Comparison of Years Ended December 31, 1997 and 1996

                                                   1996                           1997
                                               -------------   --------------------------------------------
                                               MID-CONTINENT   GULF COAST      MID-CONTINENT         TOTAL
                                               -------------   ----------      -------------        -------
                                                          (IN THOUSANDS, EXCEPT RIG AND PER DAY DATA)
Rig days worked..........................          2,029           3,672             5,807            9,479
Per day amounts:
  Revenues...............................         $4,826         $ 6,426           $ 5,536          $ 5,881
  Costs..................................          3,772           5,031             3,828            4,294
  Margin.................................          1,054           1,395             1,708            1,587
Drilling revenues........................         $9,793         $23,598           $32,149          $55,747
Drilling costs...........................          7,653          18,474            22,231           40,705
Operating margin.........................          2,140           5,124             9,918           15,042
Utilization rate.........................            89%             98%               89%              93%

         Drilling revenues increased approximately $46.0 million, or 469%, to $55.7 million for the year ended December 31, 1997, from $9.8 million for the year ended December 31, 1996. This revenue increase was the result of a 7,450 day, or 367%, increase in rig days worked, and a $1,055, or 22%, increase in the average revenue per day. The increase in days worked was a result of an increase in the average number of rigs owned and available for service. As of December 31, 1997, Bayard had 49 rigs available for service. The increase in rigs available for service was principally the result of the acquisitions consummated during the year. Rig days worked consisted of 3,672 days worked in the Gulf Coast region and 5,807 days worked in the Mid-Continent region. Increases in revenues per day were a result of the overall increase in demand for land drilling rigs as reflected in the utilization rate increase from 89% to 93%.

         Drilling costs increased by approximately $33.1 million, or 432%, to $40.7 million for the year ended December 31, 1997, as compared to $7.7 million for the year ended December 31, 1996. The increase in drilling operating expenses was a direct result of the increase in the number of rigs owned and available for service and the corresponding 7,450 day increase in the days worked.

         Depreciation and amortization expense increased by $6.8 million, or 605%, to $7.9 million for the year ended December 31, 1997, as compared to $1.1 million for the year ended December 31, 1996. The increase primarily reflects additional depreciation associated with the acquisitions consummated during the year.

         General and administrative expense increased by $1.2 million, or 184%, to $1.9 million for the year ended December 31, 1997, from $658,000 for the same period of 1996. This increase was primarily attributable to increased payroll costs associated with new management and increased corporate staff and increased professional fees due to Bayard's acquisition activities.

         Interest expense increased to $3.1 million for the year ended December 31, 1997 from $11,000 for the year ended 1996. This expense increased because Bayard's outstanding debt increased during 1997.

         Other income increased for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase was primarily attributable to gains on the sale of assets.

INFLATION AND CHANGING PRICES

         Contract drilling revenues do not necessarily track the changes in general inflation as they tend to respond to the level of activity on the part of the oil and gas industry in combination with the supply of equipment and the number of competing companies. Capital and operating costs are influenced, to a larger extent, by specific price changes in the oil and gas industry and, to a lesser extent, by changes in general inflation.

YEAR 2000 COMPUTER ISSUES

         Background. The Year 2000 problem, commonly referred to as the "Y2K" problem, is the product of a longstanding practice in the computer industry that permitted the use of only two digits, rather than four, to define yearly dates. This abbreviation of dates makes it impossible for certain computer systems and other equipment with embedded microchips or processors, referred to collectively as "business systems," to distinguish between centuries for a given date. For example, a business system affected by the Y2K problem would be unable to distinguish between 1898 and 1998: it would read both as simply "98." Not even technology experts know with certainty what will happen on January 1, 2000 to those business systems affected by the Y2K problem. Some anticipate such business systems to revert to "00," recognizing the date as January 1, 1900. This could cause miscalculations which could, in turn, disrupt operations, delay payments or, in extreme conditions, disable those business systems entirely. In addition, the potential exists for a "cascade effect" in which the problems of suppliers, customers and other business partners impact the performance of companies which have already addressed their own Y2K issues. Any or all of these events could have a material adverse effect on a company's business, financial condition or results of operations.

         Before December 31, 1999, Bayard intends to address any Y2K issues in its significant business systems and to develop contingency plans for Y2K disruptions. Bayard has begun an internal Y2K review to meet these goals. Certain employees of Bayard, assisted by professional consultants, are conducting this assessment of Bayard's computer systems and operations infrastructure. Bayard has not hired any new employees specifically to address Bayard's internal Y2K issues. This assessment should help Bayard determine what actions are necessary to minimize any business disruptions or other liabilities related to the Y2K problem.

         Y2K Readiness Assessment. Bayard is currently assessing its Y2K readiness through a plan designed to accomplish the following:

         o identify and inventory Y2K problems in significant business systems;

         o assign the highest priority to Y2K business systems identified as critical for continuing operations;

         o        assess other Y2K risks;

         o resolve and correct Y2K problems with repairs, upgrades, or replacements as necessary;

         o        test any Y2K repairs, upgrades or replacements;

         o conduct Y2K surveys of significant customers, suppliers and other key business associates; and

         o        develop and test Y2K contingency plans.

Bayard believes that this Y2K readiness assessment will enable it, before January 1, 2000, to replace, upgrade or modify any critical business system affected by the Y2K problem.

         In 1997, Bayard implemented new accounting, payroll and personnel software. As part of the software purchase agreement, the software vendors agreed to ensure that their software would be free from Y2K problems. Certain of these vendors are currently correcting or upgrading their software in keeping with this pledge. Bayard replaces existing computer hardware with new technology as needed as a part of its normal business operations. Bayard believes that the Y2K problem will not have a material adverse effect on its existing computer hardware; however, Bayard is currently testing its hardware to ensure such compliance.

         As part of its readiness assessment, Bayard is performing an inventory of each drilling rig's critical business systems. Although Bayard believes that a majority of its rigs are Y2K-compliant, until finalization of this inventory and assessment, Bayard will not be able reasonably to assess a likely worst case Y2K scenario for its drilling rigs. Bayard expects to define such scenario and establish an appropriate contingency plan following the completion of its readiness assessment.

         Bayard's key business associates include suppliers, who provide essential capital equipment for the drilling rigs, and customers, who provide Bayard's source of revenue and cash flow. If Y2K problems with a supplier delay the purchase of essential equipment, Bayard's rigs could experience idle time resulting in loss of revenue. Similarly, a customer's Y2K disruption could slow Bayard's revenue stream, adversely impacting Bayard's cash flow, results of operations and financial position. Bayard has sought Y2K readiness assurances from these key business associates. These assurances are intended to aid Bayard in determining the extent to which the failure of the key business associates to correct their own Y2K problems could affect Bayard. While some of Bayard's key business associates have assured Bayard that they are addressing their Y2K problems, Bayard cannot guarantee that its key business associates will resolve their Y2K problems in a timely manner; nor can Bayard inspect the Y2K efforts of these key business associates or independently verify their representations. In addition, Bayard cannot predict the effect on its business operations of the failure of systems owned by others, of the delivery of inaccurate information from other companies, or of the inability of others' systems to interface with Bayard's systems. Bayard is in the process of assessing these risks; however, Bayard cannot guarantee that another company's failure to resolve its own Y2K problems would not materially and adversely affect Bayard.

         Costs. Bayard is funding the costs of its Y2K compliance efforts with cash flows from operations. The ability of Bayard and certain software vendors successfully to identify and repair or replace critical business systems affected by the Y2K problem will greatly influence the total Y2K costs. Based upon its assessment to date, Bayard does not expect the total Y2K costs to differ substantially from Bayard's normal, recurring costs for systems development, implementation and maintenance. Thus, Bayard does not expect these costs to have a material adverse effect on Bayard's overall results of operations or cash flows.

         Contingency Plans. Bayard does not yet have a comprehensive contingency plan with respect to the Y2K problem. However, Bayard intends to establish such a plan as part of its Y2K readiness assessment during 1999.

         Risks. Bayard is currently unable to predict with certainty the exact risk which Y2K problems would pose to its operations in a reasonably likely worst case scenario. Bayard's assessment of the impact of Y2K problems, as discussed above, is based on Bayard management's understanding and best estimates at the present time and could change substantially with a change in circumstances. For example, the inability of key business associates to remedy external Y2K problems or the failure of Bayard's software vendors to identify or repair internal Y2K problems could adversely affect Bayard's performance. Thus, successful avoidance of Y2K issues depends on many factors, some of which are outside of Bayard's control and some of which are unknown at this time. Bayard cannot assure that it will not experience any disruptions or other adverse effects from Y2K problems despite expending reasonable efforts to avoid them. While Bayard presently does not expect any catastrophic failures of any of its business systems, it cannot assure that such failures will not occur. No one should rely on statements to the contrary. These assessments are based upon numerous assumptions as to future events and, as such, there can be no guarantee that these estimates and predictions will prove accurate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Financial Statements of the Company required by this Item 8 are included as part of Item 14(a)(1) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In preparation for the Company's initial public offering, the Board appointed PricewaterhouseCoopers LLP as auditors for the Company's financial statements for the six months ended June 30, 1997, and for the year ended December 31, 1997. During the period Grant Thornton LLP was engaged by the Company and up to and including March 7, 1997, the date of the PricewaterhouseCoopers LLP engagement, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure and there were no "reportable events" as the term is defined under the Securities Act. The audit reports previously issued by Grant Thornton LLP with respect to the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names of the current directors and executive officers of the Company, their ages and the positions currently held by each such person with the Company.


                  NAME                           AGE                           POSITION
         --------------------------             -----             --------------------------------------------
         Carl B. Anderson, III(1)                 43              Director

         James E. Brown                           46              Chairman of the Board, President, Chief
                                                                  Executive Officer

         David E. Grose                           46              Vice President and Chief Financial
                                                                  Officer

         Mark Liddell                             44              Director

         Merrill A. Miller, Jr.(2)                48              Director

         Sidney L. Tassin (1)(2)                  42              Director

         Lew O. Ward(2)                           68              Director

-------------------------

(1)   Member of Compensation Committee.

(2)   Member of Audit Committee.

DIRECTORS AND EXECUTIVE OFFICERS

         The Bylaws of the Company provide that the number of directors shall be at least three but not more than twenty-one, determined from time to time by the Board or stockholders. The Board is elected at the annual meeting of stockholders and each director is elected to serve until the next annual meeting or until his successor shall be elected and qualify. The Board has established the number of directors at six persons. Three of the Company's current directors were elected pursuant to the terms of the Stockholders and Voting Agreement (as hereinafter defined). See "Certain Relationships and Related Transactions - Transactions with Management and Others."

         Carl B. Anderson, III has served as a director of the Company since its formation in December 1996. Mr. Anderson currently serves as President of AnSon Partners, L.L.C. ("AnSon"), the successor in interest to AnSon Partners LP ("APLP"), a diversified energy company and parent of Anadarko Drilling Company ("Anadarko"), an Oklahoma general partnership and the predecessor of the Company. From 1994 to 1998, Mr. Anderson served as Managing General Partner and Chief Executive Officer of APLP. From 1978 through 1994, Mr. Anderson served in various capacities for APLP.

         James E. Brown is Chairman of the Board and has served as President and Chief Executive Officer and as a director of the Company since its formation in 1996. From 1992 until joining the Company in 1996, Mr. Brown served as President of Anadarko. From 1982 through 1992, Mr. Brown served as Chief Financial Officer of AnSon Gas Corporation and its predecessor entities. From 1979 through 1982, Mr. Brown served as Vice President, Treasurer and Controller of Blocker Energy Corporation. Prior thereto, Mr. Brown served as an accountant in various positions with Arthur Andersen & Co.

         David E. Grose has served as Vice President and Chief Financial Officer of the Company since July 1997. Prior to joining the Company, Mr. Grose was affiliated with Alexander Energy Corporation from its inception in March 1980, serving from 1987 through 1996 as a director and Vice President, Treasurer and Chief Financial Officer. In August 1996, National Energy Group acquired Alexander Energy Corporation and Mr. Grose served as Vice President-Finance and Treasurer through February 1997.

         Mark Liddell has served as a director of the Company since November 1997. Since 1991, Mr. Liddell has served in various capacities for DLB Oil & Gas, Inc., a publicly traded oil and gas company, including President since October 1994 and Vice President from 1991 to 1994. Mr. Liddell is a Director of DLB Oil & Gas, Inc. and Davidson Oil & Gas, Inc. From 1991 to May 1995, Mr. Liddell served as a Director of TGX Corporation, a publicly traded oil and gas company, and from 1989 to 1990, Mr. Liddell served as a Director of Kaneb Services, Inc., a publicly traded industrial services and pipeline transportation company.

         Merrill A. Miller, Jr. has served as a director of the Company since October 1997. Since February 1996, Mr. Miller has served in various capacities for National-Oilwell, Inc., a publicly traded oil field services company, including President of its Products & Technology Group since May 1997, Vice President and General Manager of Drilling Systems since July 1996 and Vice President of Marketing, Drilling Systems from February 1996 through July 1996. Prior thereto, Mr. Miller served in various capacities for Anadarko, Bayard's predecessor, from January 1995 through February 1996. From May 1980 through January 1995, Mr. Miller served in various capacities with Helmerich & Payne International Drilling Co., including Vice President of U.S. Operations.

         Sidney L. Tassin has served as a director of the Company since its formation in 1996. Since March 1996, Mr. Tassin has been the President of Energy Spectrum Capital LP, the general partner of Energy Spectrum Partners LP ("Energy Spectrum"), an equity fund that invests in the energy industry. From 1980 to 1994, Mr. Tassin was associated with MESA Inc., serving in various financial executive capacities, including Vice President-Finance from 1986 to 1988 and President of BTC Partners Inc., a financial and strategic consultant to MESA Inc., from 1988 to 1994.

         Lew O. Ward has served as a director of the Company since May 1997. Since 1981, Mr. Ward has served as Chairman and Chief Executive Officer of Ward Petroleum Corporation, an independent oil and gas company founded by Mr. Ward. Mr. Ward has served as a Director, Area Vice President and Chairman of the Independent Petroleum Association of America.

THE BOARD OF DIRECTORS

         BOARD COMPOSITION. The Board is currently composed of six directors. Directors are elected for one-year terms at each annual meeting of stockholders. Three of the Company's current directors were elected pursuant to the terms of a stockholders' voting agreement. See "Certain Relationships and Related Transactions - Transactions with Management and Others." Nine meetings of the Board of Directors were held during the fiscal year ended December 31, 1998, including three telephonic meetings and four written consents in lieu of a meeting. On average, the Company's directors attended 96% of Board and committee meetings held during fiscal 1998.

         BOARD COMMITTEES. The Company has established two standing committees of the Board: a Compensation Committee and an Audit Committee. The current members of the Compensation Committee are Carl B. Anderson, III and Sidney L. Tassin. The Compensation Committee recommends to the Board the base salaries and incentive bonuses for the officers of the Company and is charged with administering the Company's stock plans. The Compensation Committee held one meeting, conducted incident to a meeting of the full Board, during the fiscal year ended December 31, 1998. The current members of the Audit Committee are Merrill A. Miller, Jr., Sidney L. Tassin and Lew O. Ward. The Audit Committee reviews the functions of the Company's management and independent auditors pertaining to the

Company's financial statements and performs such other related duties and functions as are deemed appropriate by the Audit Committee or the Board. The Audit Committee held no meetings during the fiscal year ended December 31, 1998. The Board does not have a standing nominating committee or other committee performing similar functions.

         DIRECTOR COMPENSATION. Directors who are also employees of the Company are not compensated for service on the Board or on any committee of the Board. Non-employee directors of the Company receive an annual retainer of $10,000. Additionally, all directors of the Company are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board or committees thereof. In October 1997, the Company adopted the Director Stock Plan pursuant to which each non-employee director is entitled to receive (i) upon such director's initial election to the Board, an option to purchase 15,000 shares of common stock and (ii) immediately following each annual meeting at which such director is reelected to the Board, an option to purchase 5,000 shares of common stock. Such non-employee directors are also entitled under the Director Stock Plan to elect to receive options to purchase common stock in lieu of their annual cash retainer and to receive certain other stock option awards. Directors who are also employees of the Company are not eligible to receive awards under the Director Stock Plan. See "Executive Compensation - 1997 Non-employee Directors' Stock Option Plan."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the common stock, to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than ten-percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based on a review of the copies of such filings received by the Company with respect to the fiscal year ended December 31, 1998 and written representations from certain reporting persons, the Company believes that all reporting persons complied with all Section 16(a) filing requirements in 1998.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

         The following table sets forth the compensation earned by the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                             ANNUAL COMPENSATION                       COMPENSATION
                                        -------------------------------    ------------------------------------
                                                                OTHER      RESTRICTED     SECURITIES     LTIP
NAME AND PRINCIPAL                       SALARY      BONUS      ANNUAL        STOCK       UNDERLYING    PAYOUTS
POSITION                       YEAR       ($)         ($)         ($)        AWARDS(1)      OPTIONS        ($)
----------------------------  ------    --------     ------     -------    -----------    -----------   -------
James E. Brown                 1998     140,000          --       5,765             --        200,000        --
  President and Chief
  Executive Officer            1997     111,816      50,000       2,568        100,000        400,000        --

Edward S. Jacob, III (2)       1998     130,000          --      13,084             --        140,000        --
  Vice President-
  Operations & Marketing       1997     105,733      25,000       5,429             --        150,000        --

David E. Grose                 1998     105,000          --       7,045             --         70,000        --
   Vice President & Chief
   Financial Officer           1997          --          --          --             --             --        --

-------------------

(1) The dollar value of Mr. Brown's Restricted Stock Award is not set forth as the Company's common stock was not publicly traded at the time of grant, February 1997. Mr. Brown purchased such shares at a price of $2.50 per share, which shares vest at a rate of 20% per year beginning on December 10, 1997. No dividends will be paid on such shares of Restricted Stock.

(2)      Mr. Jacob's employment with the Company terminated on January 15, 1999.

         On December 10, 1996, the Company granted Mr. Brown an option (the "1996 Brown Option") to purchase 200,000 shares of common stock at an exercise price of $5.00 per share, becoming exercisable with respect to 20% of the underlying shares each anniversary of the grant date. The option terminates as to any unexercised portion on December 10, 2002. If the 1996 Brown Option was fully exercisable and exercised on December 31, 1998, Mr. Brown would have realized no value from the option because the closing price of a share of Company common stock on the AMEX on that date equaled the exercise price of the option. The Company did not grant any options to purchase common stock to any other executive officer or other employee of the Company during the fiscal year ended December 31, 1996. The Company has not granted any stock appreciation rights.

         The Company adopted the Employee Stock Plan in April 1997 and made the terms thereof applicable to the 1996 Brown Option. Through December 31, 1997 and including the 1996 Brown Option, the Company had granted to James E. Brown, Edward S. Jacob, III and David E. Grose options to purchase 200,000, 50,000 and 50,000 shares of common stock, respectively, at exercise prices of $5.00, $5.00 and $10.00 per share, respectively. Additionally, the Company has granted to Messrs. Brown, Jacob and Grose, options to purchase 200,000, 100,000 and 10,000 shares of common stock, respectively, at an exercise price of $23.00 per share (the price to the public at the time of the Company's initial public offering of common stock on November 4, 1997). During 1998, the Company had granted options to James E. Brown and David E. Grose to purchase 200,000 and 10,000 shares of Company common stock, respectively, at an exercise price of $5.00. Also during 1998, the Company granted options to Edward S. Jacob, III to purchase 40,000 and 100,000 shares at exercise prices of $14.00 and $5.00, respectively. The agreements relating to stock options granted under the Employee Stock Plan in 1997 provide for the vesting of 20% of the option shares each year beginning on the first anniversary of the date of grant. The agreements relating to stock options granted under the Employee Stock Plan in 1998 provide for the immediate vesting of 20% of the option shares with an additional 20% vesting each year on the anniversary of the grant. The option ceases to be exercisable on the earliest of (i) the sixth anniversary of the date of grant, (ii) the date of the employee's voluntary termination of employment with the Company or the Company's termination of the employee's employment for Due Cause (as defined in the employee's employment agreement) or (iii) the date that is 90 days after termination of the employee's employment by means of retirement, disability or death. In the event of a Change of Control (as defined in the Employee Stock Plan), the committee that is charged with administering the Employee Stock Plan (the "Committee") may accelerate the exercisability of the options or take certain other actions provided in the Employee Stock Plan. See "1997 Stock Option and Stock Award Plan." The options are exercisable for cash, or in the Committee's discretion, in an acceptable equivalent, by the assignment of shares of common stock owned by the option holder or the surrender of another Incentive Award (as hereinafter defined). Messrs. Brown and Grose have not exercised any of these options, and all of their options remain outstanding as of the date of this document. Mr. Jacob exercised options for 10,000 shares during 1998. Mr. Jacob received an additional 6,500 shares during 1999 in conjunction with his severance in exchange for certain waivers and in satisfaction of all obligations of the Company to Mr. Jacob under the 1997 Stock Option and Stock Award Plan or any other agreement. See "Jacob Agreement--Termination."

         The Company and James E. Brown are parties to a restricted stock award agreement (the "Restricted Stock Award Agreement") pursuant to which Mr. Brown purchased 100,000 shares of common stock at a price of $2.50 per share in February 1997. The Restricted Stock Award Agreement provides for vesting of these restricted shares at a rate of 20% per year beginning on December 10, 1997. Mr. Brown is required to remain continuously employed by the Company through each vesting date for the applicable portion of the shares to vest and, prior to vesting, the shares are not transferable. In the event of termination of Mr. Brown's employment due to a Change of Control (as defined in the Employee Stock Plan), all of these shares will vest immediately and all restrictions on transfer will terminate. If Mr. Brown's employment with the Company terminates for any other reason, all unvested restricted shares will no longer be eligible for vesting but, under certain circumstances, will be eligible for purchase by the Company or Mr. Brown, as applicable. If Mr. Brown resigns or is terminated by the Company for Due Cause (as defined in the Restricted Stock Award Agreement), the Company may purchase the unvested shares from Mr. Brown for $2.50 per share. If the Company elects not to purchase the unvested shares from Mr. Brown, Mr. Brown will forfeit such unvested shares to the Company without any payment therefor. If the Company terminates Mr. Brown's employment for any reason other than Due Cause or if Mr. Brown's employment with the Company terminates due to the death or disability of Mr. Brown, Mr. Brown may keep the unvested shares by paying the Company an additional $5.00 per share. If Mr. Brown elects not to make such additional payment, the Company may purchase the unvested shares from Mr. Brown for $2.50 per share or allow Mr. Brown to keep the unvested shares.

         Under the terms of the merger agreement with Nabors, all outstanding Bayard stock options will be converted into Nabors stock options. The converted stock options will have the same vesting schedule and period of exercise as applied to the Bayard stock options granted before the date of the merger agreement, except that any converted option held by an employee of Bayard will be fully vested if the employee is terminated without cause within one year after the merger.


OPTION GRANTS IN 1998

         The following table sets forth information concerning stock options granted during the fiscal year ended December 31, 1998 under the Employee Stock Plan.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS


                          NUMBER OF SHARES      % OF TOTAL OPTIONS                                   PRESENT
                         UNDERLYING OPTIONS     GRANTED EMPLOYEES      EXERCISE       EXPIRATION     VALUE OF
        NAME                  GRANTED                IN 1998          PRICE($/SH)        DATE        OPTION(1)
-----------------------  -------------------    -------------------   -----------     ----------     ---------
James E. Brown                 200,000                 50.89%          $ 5.00           8/4/03        $ 315,380

Edward S. Jacob, III            40,000                 10.18%          $14.00          3/10/04         236,536
(2)
                               100,000                 25.45%          $ 5.00           8/4/03         157,690

David E. Grose                  10,000                  2.54%          $ 5.00           8/4/03          15,769

----------------

(1) The present value of each option granted is estimated using the Black-Scholes model. This model includes, among others, a variable of stock volatility. As the Company has not established a significant trading history, the volatility used in the model for options granted in 1998, 1997 and 1996 was 38.88%, 42.49% and 40.00%, respectively.
         Dividend yield was estimated to remain at zero with a weighted average risk free interest rate of 5.83%. As there is no prior experience available to use in estimating an expected life for the options, an average of the time between the vesting and expiration dates of the options was used in determining the expected lives of the options ranging from 5 to 6 years.

OPTIONS EXERCISED IN 1998

         The following table sets forth certain information with respect to exercises by the named executive officers of the Company of stock options during fiscal year 1998 and the value of all unexercised employee stock options as of December 31, 1998 held by the named executive officers.

          AGGREGATED OPTION EXERCISE IN 1998 AND YEAR END OPTION VALUES


                                                NUMBER OF SHARES UNDERLYING             VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS(3)
                                               ------------------------------      ------------------------------
                         SHARES ACQUIRED
         NAME            ON EXERCISE(1)        EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
---------------------    --------------        -----------      -------------      -----------      -------------
James E. Brown(2)              ---               160,000           440,000             ---               ---

Edward S. Jacob, III         10,000               40,000           240,000             ---               ---

David E. Grose                 ---                14,000            56,000             ---               ---

-----------------

(1) Messrs. Brown and Grose did not exercise options during the fiscal year ended December 31, 1998.

(2) A "lock-up" agreement signed in connection with the Company's initial public offering precluded Mr. Brown from exercising any of his options before May of 1998.

(3) No unexercised options were "in-the-money," based upon the $5.00 per share closing price of the Company's common stock on the American Stock Exchange on December 31, 1998.

                              EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with James E. Brown, Edward S. Jacob, III and David E. Grose. The aggregate of the annual base salaries for all three executive officers (taken as a group) was $375,000 for the fiscal year ended December 31, 1998.

THE BROWN AGREEMENT

         GENERAL PROVISIONS. Pursuant to an employment agreement dated December 10, 1996 (the "Brown Agreement"), James E. Brown is employed as President of the Company and, if elected by the Board, the Chairman of the Board. The Brown Agreement provides that Mr. Brown will receive an annual salary of not less than $120,000, subject to annual adjustment in the sole discretion of the Board based upon the performance and accomplishments of Mr. Brown. Currently, Mr. Brown's annual salary is $140,000. If the Company's earnings before deducting interest, taxes and depreciation during any full quarterly period equal or exceed the greater of (i) $1.5 million or (ii) 5% of the sum of the Company's stockholders' equity and long-term debt (averaged on a daily basis throughout such quarterly period), then Mr. Brown will be eligible to receive a quarterly bonus of $12,500. The Brown Agreement also provides for the grant of non-transferable options to purchase 200,000 shares of common stock at an exercise price of $5 per share, which options are subject to vesting and other restrictions provided in an option agreement. Pursuant to the Brown Agreement, Mr. Brown purchased 100,000 shares of restricted common stock which are subject to vesting in equal amounts annually over a five year period and other restrictions provided in the agreement, including Mr. Brown's continued employment with the Company and Mr. Brown's right, under certain circumstances, to purchase unvested shares for $2.50 per share. See "Executive Compensation." Mr. Brown is also entitled to reimbursement of reasonable business expenses incurred by him in the performance of his duties, as well as certain fringe benefits.

         TERM. The initial term of the Brown Agreement expired on November 30, 1998. The Brown Agreement, however, is subject to extension by mutual consent of Mr. Brown and the Company. As of the date of this document, Mr. Brown continues to serve as an executive officer of the Company and his salary and benefits continue to accrue as provided under the Brown Agreement.

         TERMINATION. The Brown Agreement provides that Mr. Brown will not take certain actions in competition with the Company for a period of two years in the states of Oklahoma, Texas, New Mexico, Louisiana or any other state in which the Company then owns, leases or operates its assets in the event that he terminates his employment voluntarily or the Company terminates his employment for due cause. If, in the event of a Change of Control (as defined in the Brown Agreement), Mr. Brown is terminated without due cause or Mr. Brown voluntarily elects to terminate his employment for any reason, then Mr. Brown will be entitled to continue to receive his base salary and other employee benefits through the remaining term of the Brown Agreement and to receive a cash payment in an amount equal to any earned but unpaid quarterly bonus for the previous quarter.

JACOB AGREEMENT

         GENERAL PROVISIONS. The Company entered into an employment agreement dated as of January 1, 1997 with Edward S. Jacob, III (the "Jacob Agreement"). Pursuant to the Jacob Agreements, Mr. Jacob was employed by the Company as Executive Vice President -- Operations & Marketing. The Jacob Agreement provided that Mr. Jacob would receive an annual salary of not less than $105,000 in 1997 and $115,000 in 1998, subject to annual adjustment in the sole discretion of the Board based upon performance and accomplishments of Mr. Jacob. Mr. Jacob's annual salary for the fiscal year ended December 31, 1998 was $130,000. If the Company's earnings before deducting interest, taxes and depreciation during any full quarterly period equal or exceed the greater of (i) $1.5 million or (ii) 5% of the sum of the Company's stockholders' equity and long-term debt (averaged on a daily basis throughout such quarterly period), then Mr. Jacob was eligible to receive a quarterly bonus of $5,000. The Jacob Agreement also provided for the grant of non-transferable options to purchase 50,000 shares of common stock to Mr. Jacob at an exercise price of $5 per share. Such options were granted to Mr. Jacob on January 1, 1997 and were subject to vesting and other restrictions. Such options generally become exercisable in equal annual amounts over five years. Mr. Jacob was entitled to reimbursement of reasonable business expenses incurred by him in the performance of his duties, as well as certain fringe benefits. The Jacob Agreement also provided for payment to Mr. Jacob of a relocation allowance of $50,000, which was paid by the Company in January 1997.

         TERM. The initial term of the Jacob Agreement expired on December 31, 1998, and the Jacob Agreement was not renewed. Mr. Jacob, however, continued to serve as an executive officer of the Company until January 15, 1999. During this period, the salary and benefits provided to Mr. Jacob under the Jacob Agreement continued to accrue.

         TERMINATION. On January 15, 1999, Mr. Jacob and the Company executed an Agreement and General Release (the "Severance Agreement"). In exchange for certain waivers, releases and promises made by Mr. Jacob in the Severance Agreement, the Company agreed to accelerate the exercise schedule of stock options previously granted to Mr. Jacob. The exercise of these options on a "net" basis at a price agreed by the Company and Mr. Jacob resulted in the issuance of 6,500 shares of Company common stock to Mr. Jacob. Under the terms of the Severance Agreement, the exercise and delivery of these shares satisfied in full all obligations of the Company to Mr. Jacob arising from the award of rights, warrants or options by the Company to Mr. Jacob under the Company's 1997 Stock Option and Stock Award Plan or any other agreement.

GROSE AGREEMENT

         GENERAL PROVISIONS. The Company has entered into an employment agreement dated as of July 16, 1997 with David E. Grose (the "Grose Agreement"). Pursuant to the Grose Agreement, Mr. Grose is employed as Vice President and Chief Financial Officer of the Company. The Grose Agreement provides that Mr. Grose will receive an annual salary of not less than $105,000, subject to annual adjustment in the sole discretion of the Board based upon performance and accomplishments of Mr. Grose. Currently, Mr. Grose's salary is $105,000. If the Company's earnings before deducting interest, taxes and depreciation during any full quarterly period equal or exceed the greater of (i) $1.5 million or (ii) 5% of the sum of the Company's stockholders' equity and long-term debt (averaged on a daily basis throughout such quarterly period), then Mr. Grose will be eligible to receive a quarterly bonus of $5,000. The Grose Agreement also provides for the grant of non-transferable options to purchase 50,000 shares of common stock to Mr. Grose at an exercise price of $10 per share. Such options were granted to Mr. Grose on July 16, 1997 and are subject to vesting and other restrictions. Such options generally become exercisable in equal annual amounts over five years. Mr. Grose is entitled to reimbursement of reasonable business expenses incurred by him in the performance of his duties, as well as certain fringe benefits.

         TERM. The initial term of the Grose Agreement expires on June 30, 1999.

         TERMINATION. The Grose Agreement provides that if Mr. Grose terminates his employment voluntarily or if the Company terminates his employment for due cause, for a period of two years thereafter, Mr. Grose will not take certain actions in competition with the Company in the states of Oklahoma, Texas, New Mexico, Louisiana or any other state in which the Company then owns, leases or operates its assets. If, in the event of a Change of Control (as defined in the Grose Agreement), Mr. Grose is terminated without due cause or he voluntarily elects to terminate his employment for any reason, then Mr. Grose will be entitled to continue to receive his base salary and other employee benefits through the remaining term of the Grose Agreement and to receive a cash payment in an amount equal to any earned but unpaid quarterly bonus for the previous quarter.

                     1997 STOCK OPTION AND STOCK AWARD PLAN

         The description set forth below represents a summary of the principal terms and conditions of the Bayard Drilling Technologies, Inc. 1997 Stock Option and Stock Award Plan (the "Employee Stock Plan") and does not purport to be complete. Such description is qualified in its entirety by reference to the Employee Stock Plan.

GENERAL

         PURPOSE. The Company adopted the Employee Stock Plan for the purposes of strengthening the ability of the Company and its subsidiaries to attract, motivate and retain employees of superior capability and encouraging valued employees to have a proprietary interest in the Company. To accomplish these purposes, the Employee Stock Plan provides terms upon which certain eligible employees of the Company and its subsidiaries may be granted stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance shares or phantom stock rights (collectively, "Incentive Awards").

         ADMINISTRATION. The Employee Stock Plan is administered by a committee consisting of two or more non-employee members of the Board elected to the Committee by a majority of the Board. Presently, the members of the committee are Carl B. Anderson, III and Sidney L. Tassin. Subject to the terms of the Employee Stock Plan, the committee has the ability to (i) determine, among other things, which full-time employees (by individual or by class) are eligible to receive Incentive Awards and the time or times at which Incentive Awards are granted, (ii) determine the number of shares of common stock, options, SARs, restricted stock awards, performance units or shares or phantom stock rights that will be subject to each Incentive Award and the terms and provisions of each Incentive Award, (iii) interpret the Employee Stock Plan and agreements thereunder, (iv) prescribe, amend and rescind any rules relating to the Employee Stock Plan and (v) make all other determinations necessary for Employee Stock Plan administration.

         SHARES SUBJECT TO EMPLOYEE STOCK PLAN. As of January 1, 1999, an aggregate of 1,818,394 shares of common stock (subject to certain adjustments) may be issued, transferred or exercised pursuant to Incentive Awards under the Employee Stock Plan. If the total number of issued and outstanding shares of common stock increases, (other than any increase due to issuances of common stock in connection with Incentive Awards under the Employee Stock Plan), then the number of shares reserved under the Employee Stock Plan will be increased one time per year, each January 1 during the existence of the plan such that the number of shares reserved and available for issuance under the Employee Stock Plan will equal 10% of the total number of shares of issued and outstanding common stock. Notwithstanding the foregoing, only a total of 400,000 shares of common stock reserved under the Employee Stock Plan may be issued, transferred or exercised pursuant to incentive stock options that comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), under the Employee Stock Plan, and the number of shares eligible for such treatment as incentive stock options shall not be subject to annual adjustment. At the discretion of the Board or the committee, the shares of common stock delivered under the Employee Stock Plan may be made available from
(i) authorized but unissued shares, (ii) treasury shares or (iii) previously issued but reacquired shares (or through a combination thereof).

         ELIGIBILITY AND PARTICIPATION. The Employee Stock Plan authorizes the committee to designate, by individual or class, those persons who are eligible to receive Incentive Awards under the Plan ("Participants"). Participants must be employed on a full-time basis by the Company or its subsidiaries. Members of the Board who are not officers or employees of the Company may not be Participants.

INCENTIVE AWARDS

         Except to the extent that the committee, in a written agreement evidencing an Incentive Award (an "Incentive Award Agreement") or the Employee Stock Plan, provides otherwise, Incentive Awards vest and become exercisable in equal amounts on the first, second, third, fourth and fifth anniversaries of their grant. For purposes of all Incentive Awards under the Employee Stock Plan, the term "fair market value" means the closing price per share of such common stock on the principal stock exchange or quotation system on which the common stock is traded or listed on the date of grant or other specified measuring date, or, if there shall have been no such price so reported or listed on that date, on the last preceding date on which a price was so reported or listed. If common stock is not publicly traded, then "fair market value" shall mean the value of a share of common stock, as determined by the committee, in the committee's sole and absolute discretion, at least annually. The committee may utilize the services of an independent third party in determining the fair market value of the common stock for this purpose. The types of Incentive Awards that may be made under the Employee Stock Plan are as follows:

         OPTIONS. Options are rights to purchase a specified number of shares of common stock at a specified price. An option granted pursuant to the Employee Stock Plan may consist of either an incentive stock option or a non-qualified stock option that does not comply with the requirements of section 422 of the Code. Incentive stock options may not be granted to any employee who owns or would own immediately after the grant of such incentive stock option, directly or indirectly, stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (unless at the time of such grant, the incentive stock option price is at least 110% of fair market value and such option is not exercisable after the expiration of five years from the date of grant). The exercise price for an incentive stock option must be at least equal to fair market value of the common stock on the date of grant and the term of such option cannot be greater than 10 years. The exercise price for a non-qualified stock option must be equal to at least the greater of (i) the par value of the common stock or (ii) 50% of the fair market value of the common stock on the date of grant. The exercise price of an option is payable in cash or an equivalent acceptable to the committee. At the discretion of the committee, the exercise price for an option may be paid in common stock valued at fair market value on the exercise date, another Incentive Award valued at fair market value, or a combination thereof equal in value to the exercise price. Subject to the foregoing, the exercise price and other terms and conditions relating to each option are determined by the committee at the time of grant.

         STOCK APPRECIATION RIGHTS. SARs are rights to receive a payment, in cash or common stock, equal to the excess of the fair market value of a specified number of shares of common stock on the date of exercise over a specified strike price. The committee may grant SARs in connection with an option (either at the time of grant or at any time during the term of the option) or without relation to an option. For SARs related to options, the applicable strike price is the exercise price of the related stock option and for SARs granted without relationship to an option, the applicable strike price is the fair market value of a share of common stock on the date of grant of the SAR. Options related to SARs cease to be exercisable when the SAR is exercised. Subject to certain exceptions, an SAR granted in connection with an option is exercisable at such time or times and only to the extent that the related option is exercisable, and may not be disposed by the holder except to the extent that such related option may be disposed. The committee may provide at the date of grant of an SAR for a limit on the amount payable upon exercise of the SAR. Any such limitation must be noted in the agreement evidencing the holder's SAR.

         RESTRICTED STOCK AWARDS. The committee may grant shares of restricted stock pursuant to the Employee Stock Plan. Shares of restricted stock may not be disposed of until the restrictions are removed or expire, and the committee may impose other conditions on such shares as it may deem advisable. The restrictions upon restricted stock awards lapse as determined by the committee, subject to certain other lapse provisions. Shares of restricted stock may remain subject to certain restrictions as set forth in the restricted stock agreement. Each restricted stock award may have a different restriction period, in the discretion of the committee. The committee may, in its discretion, prospectively change the restriction period applicable to a particular restricted stock award. Subject to certain provisions, the committee may, in its discretion, determine what rights, if any, a grantee of a restricted stock award will have with respect to such stock, including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto.

         PERFORMANCE AWARDS. Performance awards, in the form of performance units or performance shares, may be granted under the Employee Stock Plan subject to the attainment of one or more performance goals. Performance goals may relate to any financial, production, sales or cost performance objectives determined by the committee at the beginning of a designated period. If minimum performance is achieved or exceeded, the value of a performance award will be based on the degree to which actual performance exceeds the preestablished minimum performance standards. The committee may, at any time, modify the performance measures previously established for a performance award as it considers appropriate and equitable. Payments with respect to performance awards are made in cash or common stock valued at fair market value as of the close of the applicable performance period (or a combination of both) in the discretion of the committee following the close of the applicable performance period.

         PHANTOM STOCK RIGHTS. Phantom stock rights entitle a holder, upon conversion, to receive payment of cash or in shares of common stock valued at fair market value on the date of conversion of the phantom stock right (or both) in the discretion of the committee. Upon conversion of a phantom stock right, the Participant shall be entitled to receive payment of an amount determined by multiplying (i) the fair market value of a share of common stock on the date of conversion, by (ii) the number of shares of common stock as to which such phantom stock right has been converted. Any payment of shares of common stock upon conversion of a phantom stock right may be made in shares of restricted stock.

ADDITIONAL PROVISIONS OF THE EMPLOYEE STOCK PLAN

         EXPIRATION OF INCENTIVE AWARDS AND EFFECTS OF EMPLOYMENT SEPARATION. Except to the extent that the committee provides otherwise in an Incentive Award Agreement, Incentive Awards (whether or not vested) expire immediately or are forfeited by the recipient upon termination of such recipient's employment with the Company or any subsidiary employing such recipient for any reason other than death, disability or retirement. Most, if not all, of the Incentive Award Agreements provide that vested Incentive Awards are not forfeited if the recipient is terminated for reasons other than Due Cause (as defined in the Incentive Award Agreement). Upon death, retirement, or disability resulting in the cessation of an employee's employment with the Company or its subsidiaries, any unexercised options or SARs or outstanding phantom stock rights terminate on the date that is 90 days following the date of death, retirement or disability (unless it expires by its terms on an earlier date). In the event of death, disability or retirement, or other reasons that the committee deems appropriate, the performance awards will continue after the date of the applicable event for such period of time as determined by the committee, subject to the terms of the Incentive Award Agreement or any other applicable agreement, but only to the extent exercisable on the date of the applicable event.

         If a holder of a restricted stock award ceases to be an employee because of retirement, death, permanent and total disability, or because of other reasons as the committee deems appropriate, the committee may determine that restrictions on all or some portion of the restricted stock award subject to restrictions at the time of such employment termination will be deemed to have lapsed. If an eligible employee who has purchased restricted stock under the Employee Stock Plan terminates employment with the Company for any reason, then all shares of restricted stock that have not previously vested will be repurchased by the Company at the cost paid by such employee. In addition, upon an eligible employee's termination of employment with the Company and all of its subsidiaries for any reason (including by reason of death or disability), the Company has the right to purchase from such employee all shares of common stock awarded under the Employee Stock Plan on the terms and conditions set forth in the applicable Incentive Award.

         ADJUSTMENT PROVISIONS. The Employee Stock Plan provides that upon the dissolution or liquidation of the Company, certain types of reorganizations, mergers or consolidations, the sale of all or substantially all of the assets of the Company, or a "change of control" (as defined in the Employee Stock Plan), the committee may determine (without stockholder approval), subject to the terms of any applicable agreement evidencing an Incentive Award, that (i) all or some Incentive Awards then outstanding under the Employee Stock Plan will be fully vested and exercisable or convertible, as applicable, (ii) some or all restrictions on restricted stock lapse immediately, or (iii) there will be a substitution of new Incentive Awards by such successor employer corporation or a parent or subsidiary company therefor, with appropriate adjustments as to the number and kind of shares or units subject to such awards and prices. In addition, in the event of a "change of control," the committee may take certain actions, without stockholder approval, including but not limited to (i) acceleration of the exercise dates of any outstanding SARs or options or immediate vesting, (ii) acceleration of the restriction (lapse of forfeiture provision) period of any restricted stock award, (iii) grants of SARs to holders of outstanding options, (iv) payment of cash to holders of options in exchange for the cancellation of their outstanding options, (v) payment for outstanding Performance Awards, (vi) acceleration of the conversion dates of outstanding phantom stock rights, (vii) grants of new Incentive Awards or (viii) other adjustments or amendments to outstanding Incentive Awards.

         TRANSFER OF INCENTIVE AWARDS. No Incentive Award and no right under the Employee Stock Plan, contingent or otherwise, may be assigned, transferred or otherwise disposed by a recipient other than pursuant to a court order, by will or beneficiary designation, or pursuant to the laws of descent and distribution. Upon an employee's death, the Company has the right to purchase all or some of the common stock that such employee obtained pursuant to an Incentive Award at its fair market value within nine months of the employee's death.

         AMENDMENT AND TERMINATION OF THE EMPLOYEE STOCK PLAN. Subject to stockholder approval where expressly required by law, the Board may amend, suspend or terminate the Employee Stock Plan at any time. No amendment, unless approved by the holders of a majority of the outstanding shares of voting stock of the Company may (i) change the class of persons eligible to receive Incentive Awards, (ii) materially increase the benefits accruing to Participants, (iii) increase by more than 10% the number of shares of common stock subject to the Employee Stock Plan (except for certain adjustments required by the Employee Stock Plan) or (iv) transfer the administration of the Employee Stock Plan to any person who is not a non-employee director. Except as otherwise provided in the Employee Stock Plan, the committee may not, without the applicable Participant's consent, modify the terms and conditions of such Participant's Incentive Award. No amendment, suspension, or termination of the Employee Stock Plan may, without the applicable Participant's consent, alter, terminate or impair any right or obligation under any Incentive Award previously granted under the Employee Stock Plan. Unless previously terminated, the Employee Stock Plan will terminate and no more

Incentive Awards may be granted after the tenth anniversary of the adoption of the Employee Stock Plan by the Board. The Employee Stock Plan will continue in effect with respect to Incentive Awards granted before termination of the Employee Stock Plan and until such Incentive Awards have been settled, terminated or forfeited.

                 1997 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

         The description set forth below represents a summary of the principal terms and conditions of the Bayard Drilling Technologies, Inc. 1997 Non-Employee Director Stock Option Plan (the "Director Stock Plan") and does not purport to be complete. Such description is qualified in its entirety by reference to the Director Stock Plan.

GENERAL

         PURPOSE. The Company adopted the Director Stock Plan for the purposes of strengthening the ability of the Company to attract and retain experienced and knowledgeable independent individuals to act as non-employee directors of the Company and encouraging such directors to have a proprietary interest in the Company. To accomplish these purposes, the Director Stock Plan provides terms upon which members of the Board who are not employees of the Company or any of its subsidiaries ("non-employee directors") will be granted non-qualified Options.

         Administration. The Director Stock Plan is administered by a committee (the "Director Plan Committee") consisting of two or more non-employee directors elected to the Director Plan Committee by a majority of the Board. Currently, the members of the Director Plan Committee are Carl B. Anderson, III and Sidney
L. Tassin. Subject to the terms of the Director Stock Plan, the Director Plan Committee has the ability to (i) determine the terms and provisions of the agreements under which options are granted under the Director Stock Plan, (ii) to interpret the Director Stock Plan and the agreements thereunder, (iii) to prescribe, amend and rescind any rules relating to the Director Stock Plan and
(iv) to make all other determinations necessary for the administration of the Director Stock Plan. The Director Plan Committee does not have discretion or authority to disregard or change any of the terms and conditions under which options are granted to non-employee directors.

         SHARES SUBJECT TO DIRECTOR STOCK PLAN. As of January 1, 1999, an aggregate of 218,207 shares of common stock are authorized to issued, transferred or exercised pursuant to options under the Director Stock Plan. Because the total number of issued and outstanding shares of common stock (other than any increase due to issuances of common stock in connection with awards of options under the Director Stock Plan) increased after the consummation of the initial public offering, the number of authorized shares automatically increases one time per year, commencing January 1, 1998 and occurring each January 1 thereafter during the existence of the Director Stock Plan, by a sufficient number of shares of common stock such that the number of authorized shares reserved and available for issuance under the plan shall equal 1.2% of the total number of shares of issued and outstanding common stock. At the discretion of the Board or the Director Plan Committee, the shares of common stock delivered under the Director Stock Plan may be made available from (i) authorized but unissued shares, (ii) treasury shares or (iii) previously issued but reacquired shares (or through a combination thereof).

         ELIGIBILITY AND PARTICIPATION. Each non-employee director is automatically eligible to participate in the Director Stock Plan unless he does not retain the annual retainer to which he is entitled for service on the Board. No non-employee director may be issued an option to acquire more than 15,000 shares of common stock in any plan year.

OPTIONS

         AUTOMATIC INITIAL AND ANNUAL AWARDS OF OPTIONS. Upon the consummation of the Company's initial public offering on November 4, 1997, each person who was then a non-employee director received, and thereafter on the date at which a person first becomes a non-employee director, such non-employee director will receive, an initial award in the form of a one-time grant of an option to acquire 15,000 shares of common stock each, which became exercisable on or after

November 4, 1998, except for the initial award granted to Mark Liddell, which became exercisable on or after November 24, 1998. In each year succeeding the year in which a non-employee director receives an initial award, the non-employee director, if reelected to the Board, will be granted an annual award in the form of an additional option to acquire 5,000 shares of common stock. Annual awards will be made as of the date of the Company's regular annual meeting of stockholders and will be immediately exercisable. No option granted as an initial award or annual award will be exercisable after the tenth anniversary of the date of grant.

         RETAINER OPTIONS. Under the Director Stock Plan, a non-employee director may elect to receive, in lieu of any or all of the annual cash retainer he would otherwise receive in cash during the succeeding plan year (currently $10,000 annually), options for the purchase of a number of shares equal to the amount of the annual retainer so forgone divided by the fair market value of the common stock on the date of grant.

         EXERCISE PRICE. Each option granted pursuant to the Director Stock Plan will be exercisable at a per share price equal to the fair market value of a share of common stock as of the date of grant. Such price may be paid in cash or, in the discretion of the Director Plan Committee, by assigning to the Company shares equal in value to the exercise price.

         TERMINATION. Except to the extent the Director Plan Committee provides otherwise in the agreement evidencing an option under the Director Stock Plan, all options granted under the Director Stock Plan that are held by a non-employee director will expire and be forfeited upon the date of resignation or removal from the Board of such non-employee director, unless such resignation or removal results from the death or permanent and total disability of the director, or resignation upon the attainment of 65 years. Upon such death, disability or resignation at age 65, such options will remain exercisable and effective for six months following the date of the event causing the non-employee director to cease membership on the Board.

         EFFECT OF CORPORATE CHANGES. In the event of certain significant corporate changes, including (i) dissolution or liquidation of the Company, (ii) a reorganization, merger or consolidation (other than for purposes of reincorporation in a different state) in which the Company is not the survivor,
(iii) the sale of all or substantially all of the assets of the Company, or (iv) a Change of Control (as defined in the Director Stock Plan), subject to the terms of any applicable agreement, the Director Plan Committee may, in its discretion, without obtaining stockholder approval, take any one or more of the following actions: (a) determine that all or some options then outstanding will be fully vested and exercisable, (b) substitute new options by a successor employer with appropriate adjustments as to the number and kind of shares subject to such awards and prices or (c) cancel such options and pay the non-employee directors or their beneficiaries the difference between the exercise price and the fair market value of the shares subject to the options as of the date of such corporate change.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is composed of Carl B. Anderson, III and Sidney L. Tassin, neither of whom are employees or current or former officers of the Company. See "Board of Directors - Board Committees." Mr. Anderson and Mr. Tassin each had direct or indirect interests in certain transactions described in "Certain Relationships and Related Transactions."

                                PERFORMANCE GRAPH

         The following graph compares the cumulative total stockholder return on common stock, including reinvestment of dividends, since November 4, 1997 with the cumulative total return of the Standard & Poor's 500 Stock Index and the American Stock Exchange Market Index assuming an investment of $100 on November 4, 1997.

         THE FOLLOWING GRAPH IS PRESENTED IN ACCORDANCE WITH SEC REQUIREMENTS. STOCKHOLDERS ARE CAUTIONED AGAINST DRAWING ANY CONCLUSIONS FROM THE DATA CONTAINED THEREIN, AS PAST RESULTS ARE NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE. THIS GRAPH IN NO WAY REFLECTS THE COMPANY'S FORECAST OF FUTURE FINANCIAL PERFORMANCE.

                     CUMULATIVE TOTAL RETURN ON COMMON STOCK



                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                   AMONG BAYARD DRILLING TECHNOLOGIES, INC.,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX

                                                       BAYARD
                                                      DRILLING
               MEASUREMENT PERIOD                  TECHNOLOGIES,        SIC CODE            AMEX
             (FISCAL YEAR COVERED)                      INC.             INDEX          MARKET INDEX
             ---------------------                 -------------        --------        ------------
                    11/4/97                              100               100               100
                   12/31/97                            59.14             81.10            101.63
                   12/31/98                            18.20             32.92            100.25

                   ASSUMES $100 INVESTED ON NOVEMBER 4, 1997
                          ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 1998


                   COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
  BAYARD DRILLING TECHNOLOGIES, INC., AMEX MARKET INDEX AND SIC CODE INDEX (1)


                                                  NOVEMBER 4, 1997       DECEMBER 31, 1998
                                                  ----------------       -----------------
         Bayard Drilling Technologies, Inc.             100.00                  18.20

         SIC Code Index                                 100.00                  32.92

         AMEX Market Index                              100.00                 100.25

-------------------


(1) Assumes $100 invested on November 4, 1997 with the dividend reinvested. Comparison as of fiscal year ended December 31, 1998.

                  THE 1998 BOARD COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY REGARDING EXECUTIVE OFFICERS

         The Compensation Committee, which is comprised entirely of non-employee directors, is responsible for the establishment and administration of the compensation programs for the Company's executive officers, including the Chief Executive Officer. The Compensation Committee met once in 1998, incident to a meeting of the entire Board of Directors, to address items related to the compensation and benefits of the Company's executive officers.

         The fundamental philosophy of the Company's compensation program is to offer compensation opportunities for all employees which are based on the individual's contribution and personal performance. Consideration is also given to a person's potential for future responsibility and promotion.

         In designing and administering the individual elements of the executive compensation program, the Compensation Committee strives to balance short and long-term incentive objectives and employ prudent judgment in establishing performance criteria, evaluating performance and determining actual incentive payments. Essentially, the executive compensation program of the Company has been designed to:

         o support a pay for performance policy that differentiates in compensation amounts based on corporate performance;

         o motivate key executive officers to achieve strategic business initiatives and reward them for their achievement;

         o provide compensation opportunities which are comparable to those offered by other leading companies in the contract drilling industry, thus allowing the Company to compete for and retain talented executives who are critical to the Company's long-term success; and

         o align the interest of executives with the long-term interest of stockholders through award opportunities that can result in bonuses and ownership of common stock.

RELATIONSHIP OF PERFORMANCE UNDER THE COMPENSATION PROGRAM

         The compensation program supports the Company's internal culture and human resource values which are to foster career opportunities and develop the best people at all levels and to encourage and reward actions which put the interests of the Company as a whole ahead of functional specialties and individual considerations.

         During 1998, the compensation program for all senior executives was comprised of three elements:

         o base salary and benefits typically offered to executives by comparable corporations;

         o stock option grants to tie the executive's financial future to that of the Company in a form which reflects a long-term ownership interest in the Company; and

         o an executive bonus plan to reward executives promptly and significantly for achievement of annual corporate goals.

Throughout 1998, each of the Company's executive officers received the base salary and benefits provided in their respective employment agreements. The executive officers were also awarded options to purchase Company common stock at exercise prices approximating the then current sales price of Company common stock. The financial performance of the Company during 1998 did not warrant the payment of bonuses to the Company's executive officers.

                                                 1998 Compensation Committee
                                                 Carl B. Anderson, III
                                                 Sidney L. Tassin

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of Company common stock as of February 28, 1999. This table discloses the stock ownership of:

         o each person known by the Company to own more than 5% of the outstanding shares of Company common stock;

         o        each of the Company's directors;

         o the Chief Executive Officer of the Company and each of the two other persons who served as executive officers of the Company during 1998; and

         o        all executive officers and directors as a group.

All persons listed have an address in care of the Company's principal executive offices and have sole voting and investment power with respect to their shares unless otherwise indicated.

         The information contained in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Company common stock subject to options or warrants held by that person that are exercisable on February 28, 1999 or become exercisable within 60 days following February 28, 1999 are deemed outstanding. However, such shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. All information with respect to the beneficial ownership of any stockholder has been furnished by such stockholder and, unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage of ownership is based on 18,214,765 shares of Company common stock outstanding as of February 28, 1999.


                                                                                        COMPANY COMMON STOCK
                                                                                         BENEFICIALLY OWNED
                                                                               ----------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                                    NUMBER         PERCENTAGE
Nabors Industries, Inc......................................................           2,645,725(1)           14.5%
    515 West Greens Road, Suite 1200
    Houston, TX  77067
Carl B. Anderson, III.......................................................           1,293,167(2)(3)         7.1
    c/o AnSon Partners L.L.C.
    4005 Northwest Expressway, Suite 400E
    Oklahoma City, Oklahoma 73116
Energy Spectrum LLC.........................................................           1,100,000(4)            6.0
    5956 Sherry Lane, Suite 600
    Dallas, Texas 75225
James E. Brown..............................................................             446,000(5)            2.4
David E. Grose, III.........................................................              14,000(6)              *
Edward S. Jacob, III........................................................               6,500(7)              *
Mark Liddell................................................................               5,167(3)              *
    6307 Waterford Boulevard, Suite 100
    Oklahoma City, Oklahoma 73118
Merrill A. Miller, Jr.......................................................               5,167(3)              *
    c/o National-Oilwell, Inc.
    5555 San Felipe
    Houston, Texas 77056
Sidney L. Tassin............................................................           1,105,167(3)(8)         6.1
    c/o Energy Spectrum Partners LP
    5956 Sherry Lane, Suite 600
    Dallas, Texas 75225
Lew O. Ward.................................................................             428,292(3)(9)         2.3
    c/o Ward Petroleum Corporation
    502 South Fillmore Road
    Enid, Oklahoma 73703
All directors and executive officers as a group (8 persons).................           3,133,460(10)          16.8

-------------

  *  Less than one percent.


(1) Represents shares of Company common stock held of record or beneficially by James E. Brown, Carl B. Anderson, III, AnSon Partners L.L.C., Energy Spectrum Partners LP, and Wil-Cas Investments, L.P. (the "Consenting Stockholders"). As a condition and an inducement to Nabors Industries, Inc. entering into the merger agreement, the Consenting Stockholders, who are directors of the Company or entities affiliated with directors, entered into stockholder agreements with Nabors. The stockholder agreements were approved by the Board and require the Consenting Stockholders to vote all of their shares of Company common stock for the adoption of the merger agreement and against any competing acquisition transaction.

(2)      Includes:

         (a) 1,018,000 shares of Company common stock held of record by AnSon, of which Mr. Anderson is managing general partner;

         (b)      170,000 shares of Company common stock held of record by James
                  E. Brown that are subject to voting rights retained by Mr. Anderson under an irrevocable proxy; and

         (c) 100,000 shares of Company common stock held of record and beneficially by Mr. Anderson.

(3) Includes 5,167 shares of Company common stock subject to options granted under the Director Stock Plan that were exercisable on, or become exercisable within, 60 days after February 28, 1999. Excludes 14,833 shares of Company common stock that may be acquired upon exercise of options granted under the Director Stock Plan, none of which will become exercisable within 60 days after February 28, 1999.

(4) Represents 988,000 shares of Company common stock held of record by Energy Spectrum, of which Energy Spectrum Capital LP is the sole general partner, plus 112,000 shares of Company common stock that may be acquired within 60 days of February 28, 1999 upon the exercise of outstanding Series B Warrants. Energy Spectrum LLC is the sole general partner of Energy Spectrum Capital LP and possesses sole voting and investment power with respect to such shares. Sidney L. Tassin, as President and a member of Energy Spectrum LLC, may be deemed to have beneficial ownership of these shares. Mr. Tassin disclaims beneficial ownership of such shares.

(5)      Includes:

         (a) 100,000 shares of Company common stock held by Mr. Brown which vest pro rata over five years starting on December 10, 1997 and are subject to certain restrictions on resale and provisions for the repurchase by Company at a specified price and upon certain conditions, including termination of employment with Company;

         (b) 170,000 shares of Company common stock for which an irrevocable voting proxy has been granted to Carl B. Anderson, III; and

         (c) 160,000 shares of Company common stock subject to options granted under the Employee Stock Plan that were exercisable on, or become exercisable within, 60 days after February 28, 1999.

         Excludes options to purchase an aggregate of 440,000 shares of Company common stock held by Mr. Brown which were granted under the Employee Stock Plan, subject to vesting and other conditions contained in stock option agreements, none of which options are exercisable within 60 days after February 28, 1999.

(6) Includes 14,000 shares of Company common stock subject to options granted under the Employee Stock Plan that are currently exercisable. Excludes options to purchase an aggregate of 56,000 shares of Company common stock held by Mr. Grose which were granted under the Employee Stock Plan, subject to vesting and other conditions contained in stock option agreements, none of which options are exercisable within 60 days after February 28, 1999.

(7) Mr. Jacob's employment with the Company terminated during January of 1999. Mr. Jacob received 6,500 shares of Company common stock through the net exercise of certain accelerated options in exchange for the waivers in the Severance Agreement. The exercise and delivery of these shares satisfied in full all obligations of the Company to Mr. Jacob arising from the award of rights, warrants or options by the Company to Mr. Jacob under the Company's 1997 Stock Option and Stock Award Plan and any other agreement.

(8) Represents shares of Company common stock held of record by Energy Spectrum Partners LP and beneficially by Energy Spectrum LLC. Mr. Tassin, a director of the Company, is the President of Energy Spectrum LLC, which is the ultimate general partner of Energy Spectrum Partners LP. Mr. Tassin disclaims beneficial ownership of such shares. See note
         (4) above.

(9)      Includes:

         (a) 253,725 shares of Company common stock held of record by Wil-Cas Investments, L.P., a family limited partnership controlled by Ward Petroleum and family trusts for the benefit of Mr. Ward's children, William C. Ward and Casidy Ward, of which they act as trustees; and

         (b) 169,400 shares of Company common stock that may be acquired within 60 days of February 28, 1999 upon the exercise of outstanding warrants held by Wil-Cas Investments, L.P.

(10)     Includes:

         (a) 112,000 shares of Company common stock that may be acquired by Energy Spectrum Partners LP within 60 days of February 28, 1999 upon the exercise of outstanding Series B Warrants;

         (b) 170,000 shares of Company common stock held by Mr. Brown that are subject to voting rights retained by Mr. Anderson;

         (c) 100,000 restricted shares of Company common stock held by Mr. Brown;

         (d) 174,000 shares of Company common stock subject to options granted to executive officers of the Company under the Employee Stock Plan that are currently exercisable or become exercisable within 60 days after February 28, 1999;

         (e) 25,835 shares of Company common stock subject to options granted to directors of the Company under the Director Stock Plan that are currently exercisable or become exercisable within 60 days after February 28, 1999; and

         (f) 169,400 shares of Company common stock that may be acquired by Will-Cas within days of February 28, 1999 upon the exercise of outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    GENERALLY

         The following discussion identifies certain of the Company's relationships and related transactions since the beginning of the last fiscal year as well as those that are currently proposed in which any director or executive officer of the Company, any nominee for election as director of the Company, any person known to the Company to own of record or beneficially over 5% of the common stock of the Company, or any member of the immediate family of any such persons had, or has, a direct or indirect material interest. Transactions involving any former directors of the Company that occurred during the last fiscal year are also included.

         Energy Spectrum and AnSon are each record or beneficial owners of over 5% of the common stock of the Company. Prior to the initial public offering, Chesapeake and the Oliver Companies were record or beneficial owners of over 5% of the common stock. Three of the Company's former directors, Aubrey K. McClendon, Tom L. Ward and Marcus C. Rowland, are stockholders, executive officers and/or directors of Chesapeake. One of the Company's directors, Sidney
L. Tassin, and one of the Company's former directors, James W. Spann, are executive officers and partners of the ultimate general partner of Energy Spectrum. Roy T. Oliver, a former director of the Company, is a director, executive officer and significant stockholder of certain of the Oliver Companies. Mike Mullen is a director, executive officer and significant stockholder of certain of the Oliver Companies. Prior to the Ward acquisition, Lew O. Ward, a director of the Company, was a director, executive officer and significant stockholder of Ward. Carl B. Anderson, III, a director of the Company, and Robert E. Bell, a former director of the Company, are directors, executive officers and holders of substantial ownership interests in AnSon (of which Anadarko was a subsidiary). James E. Brown is a director and executive officer of the Company and, prior to the formation of the Company, was a director and executive officer of Anadarko. Edward S. Jacob, III and David E. Grose were each executive officers of the Company during 1998. Each of such persons and entities has or had a direct or indirect material interest in one or more of the arrangements and transactions described below.

                     TRANSACTIONS WITH MANAGEMENT AND OTHERS

REGISTRATION RIGHTS AGREEMENTS

         The following summary of the principal provisions of the Company's registration rights agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the Registration Rights Agreement and the DLB Registration Rights Agreement.

         REGISTRATION RIGHTS AGREEMENT. The Company and certain of its investors, including certain directors, officers and significant stockholders, are party to a Registration Rights Agreement (the "Registration Rights Agreement") covering shares of common stock, including the shares of common stock issuable upon the exercise of options, warrants and other Company securities (collectively, "Common Stock Equivalents"), owned by such investors (the "Registrable Securities"). The Registration Rights Agreement applies to Registrable Securities owned by Energy Spectrum, AnSon, the Oliver Companies and certain of their affiliates, Ward and certain of its transferees, Carl B. Anderson, III, James E. Brown, Edward S. Jacob, III, David E. Grose and certain other persons. As of February 28, 1999, 4,067,725 outstanding shares of common stock and 1,087,000 Common Stock Equivalents (510,833 of which remain subject to further vesting pursuant to the Employee Stock Plan) were subject to the Registration Rights Agreement.

         The Registration Rights Agreement provides, among other things, that, at any time after 180 days following the Company's initial public offering (subject to customary "black-out" periods) certain holders of Registrable Securities with a minimum aggregate share value of at least $20 million may require the Company to effect the registration under the Securities Act of the Registrable Securities owned by such holders, subject to certain limitations. The Registration Rights Agreement also provides certain "piggyback" registration rights to the holders of Registrable Securities whenever the Company proposes to register an offering of any of its capital stock under the Securities Act, subject to certain exceptions, including pro rata reduction if, in the reasonable opinion of the managing underwriter of the offering, such a reduction is necessary to prevent an adverse effect on the marketability or offering price of all the securities proposed to be offered in such offering.

         The Registration Rights Agreement contains customary provisions regarding the payment of expenses by the Company and regarding mutual indemnification agreements between the Company and the holders of Registrable Securities for certain securities law violations.

         DLB REGISTRATION RIGHTS AGREEMENT. In connection with the acquisition by the Company of Bonray Drilling Corporation on October 16, 1997, the Company entered into a registration rights agreement (the "DLB Registration Rights Agreement") for the benefit of DLB Oil & Gas, Inc. and its financial advisor with respect to such transaction. The DLB Registration Rights Agreement covers 3,015,000 shares of common stock issued in the Bonray acquisition. The DLB Registration Rights Agreement provides, among other things, that, at any time (subject to customary "black-out" periods following 120 days after the Company's initial public offering) DLB Oil & Gas, Inc. may request the Company to register the distribution (the "DLB Distribution") by DLB of 2,955,000 shares of common stock to the shareholders of DLB.

         The DLB Registration Rights Agreement requires the Company to pay expenses associated with the DLB Distribution. In addition, the DLB Registration Rights Agreement contains customary provisions regarding mutual indemnification agreements between the Company and the holders of registrable securities for certain securities law violations.

         Pursuant to the DLB Registration Rights Agreement, on December 31, 1997, the Company filed with the Securities and Exchange Commission (the "Commission") its Registration Statement on Form S-1 (Registration No. 333-43535) relating to the registration of the DLB Distribution. On March 30, 1998, such Registration Statement was declared effective by the Commission.

STOCKHOLDERS AND VOTING AGREEMENT

         The following summary of the material provisions of the Stockholders and Voting Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of such agreement.

         GENERALLY. The Company is party to a Stockholders and Voting Agreement (the "Stockholders and Voting Agreement") among DLB Oil & Gas, Inc., Energy Spectrum, APLP and Carl B. Anderson, III that provides for certain agreements regarding the corporate governance of the Company, transfer restrictions on shares of Company common stock and Common Stock Equivalents, and other customary terms and conditions. Immediately following the consummation of the DLB Distribution, DLB Oil & Gas, Inc. ceased to be a party to the Stockholders and Voting Agreement, and Mark Liddell, Mike Liddell and Charles E. Davidson (the "DLB Group") became parties to the Stockholders and Voting Agreement. As of February 28, 1999, the parties to the Stockholders Voting Agreement beneficially own approximately 2,440,349 shares of common stock, representing 13.4% of the outstanding shares of common stock. The Stockholders and Voting Agreement will terminate on November 4, 2007.

         BOARD REPRESENTATION. The Stockholders and Voting Agreement provides that the Board shall not consist of more than ten members. In addition, the Stockholders and Voting Agreement provides that, certain stockholders who are party thereto have the right to designate a specified number of persons to be nominated for election as directors. Each of Energy Spectrum, Anadarko and the DLB Group (to the extent the DLB Group elects to be bound thereby) have the right to designate one nominee for director as follows: (i) Energy Spectrum has the right to designate one nominee for director as long as it owns at least (a) 5% of the outstanding Company common stock, (b) 50% in principal amount of the Company's subordinated notes or (c) 600,000 shares of Company common stock, (ii) Anadarko has the right to designate one nominee for director as long as it owns at least (a) 5% of the outstanding Company common stock or (b) 600,000 shares of Company common stock, and (iii) the DLB Group has the right to designate one nominee for director as long as the DLB Group owns at least 5% of the outstanding Company common stock. The parties bound by the Stockholders and Voting Agreement are obligated to vote all of their voting securities (including certain Common Stock Equivalents) of the Company for these designees.

         CERTAIN TRANSFER RESTRICTIONS. In accordance with the Stockholders and Voting Agreement and in connection with the Company's initial public offering, the parties to the Stockholders and Voting Agreement agreed to a "lock-up" period of up to 180 days from the date of the offering, during which such stockholders would not transfer (other than pursuant to the DLB Distribution) any common stock of the Company or Common Stock Equivalents without the prior written consent of the Board, with any members of the Board designated by such stockholder abstaining. These stockholders agreed that any such stockholder holding 5% or more of the common stock of the Company (on a fully diluted basis) could not, subject to certain exceptions, transfer 5% or more of the common stock of the Company (on a fully diluted basis) unless such stockholder has received the prior written consent of the Board, with any member of the Board designated by such stockholder abstaining. These transfer restrictions expired by their own terms on May 6, 1998.

CERTAIN ARRANGEMENTS RELATED TO THE CONSOLIDATION TRANSACTIONS

         THE FORMATION TRANSACTIONS. The Company was formed in December 1996 through a series of affiliated entity transactions in which the Company became the successor to Anadarko, the contract drilling subsidiary of privately held APLP. In connection with the formation of the Company, (i) APLP contributed ten drilling rigs, including two rigs requiring refurbishment, for 2,000,000 shares of common stock, (ii) the Oliver Companies exchanged six drilling rigs requiring refurbishment for 1,600,000 shares of common stock, (iii) Energy Spectrum acquired 2,000,000 shares of common stock for $10 million, and (iv) Chesapeake Energy Corporation entered into drilling contracts (the "Chesapeake Drilling Agreements") with two-year terms for six of the Company's rigs in consideration for an option (the "Chesapeake

Option") to purchase shares of common stock ((i) through (iv) together, the "Formation Transactions"). The ten rigs acquired from APLP were valued at an aggregate of $10.8 million, the six rigs acquired from the Oliver Companies were valued at an aggregate of $9.5 million and the six Chesapeake Drilling Agreements were valued at an aggregate of $1.1 million. The valuations of the rigs acquired in the Formation Transactions from APLP and the Oliver Companies, the values placed upon the Chesapeake Drilling Agreements and the consideration to be received by each such founder were determined and established through negotiations among representatives of APLP and Anadarko (including Carl B. Anderson, III), Energy Spectrum (including Sidney L. Tassin, who was a director of the Company prior to the Company's initial public offering), the Oliver Companies (including Roy T. Oliver and Mike Mullen, who were directors of the Company prior to the Company's initial public offering) and Chesapeake (including Aubrey McClendon, who was a director of the Company prior to the Company's initial public offering), taking into account the then existing market values of available rigs, the anticipated costs to complete the necessary refurbishment of the contributed rigs and the expected values of revenues to be received by the Company from the Chesapeake Drilling Agreements.

         Three of the rigs acquired by the Company from APLP were acquired by APLP within the two years prior to their contribution to the Company. APLP acquired one rig in each of August, September and October 1996 for $1.3 million, $922,000 and $450,000, respectively. At the time of their contribution to the Company, such rigs were valued on the books of the Company at $2.7 million. Four of the rigs acquired by the Company from the Oliver Companies were acquired by the contributing founder within the two years prior to their contribution to the Company at an aggregate cost of $2.6 million. At the time of their contribution to the Company, such rigs were valued on the books of the Company at $4.4 million.

         THE WARD ACQUISITION. On May 31, 1997, the Company completed the acquisition of Ward Drilling Company, Inc. Through the Ward acquisition, the Company acquired all of the issued and outstanding common units of a subsidiary of Ward that held six drilling rigs. In exchange, Ward received $8 million in cash, 400,000 shares of Company common stock and a warrant (the "Ward Warrant") to purchase up to 200,000 shares of Company common stock at an exercise price of $10 per share. The Ward Warrant is exercisable at any time on or before the later of (i) May 30, 2000 or (ii) one year after the completion of an initial public offering of the common stock (which was satisfied by the Company's initial public offering), but no later than June 1, 2003.

         In connection with the Ward acquisition, the Company entered into an agreement (the "Ward Transportation Agreement") with Geronimo Trucking Company ("Geronimo"), a company owned and controlled by Lew O. Ward, a director of the Company. The Ward Transportation Agreement provides that the Company will have a preferential right to engage Geronimo's trucking services for covered transportation needs and that Geronimo will make its trucking services available to the Company at rates that are competitive in the area. The Ward Transportation Agreement also provides Geronimo with the preferential right to perform trucking services contracted for by the Company for the movement of the rigs acquired by the Company in the Ward acquisition. The Company is obligated to allow Geronimo to bid on any covered rig movement required by the Company and to allow Geronimo the opportunity to match or better any bid received from a third party. Unless earlier terminated by the parties, the Ward Transportation Agreement is effective through May 2000. For the year ended December 31, 1998, the Company paid an aggregate of $916,000 under the Ward Transportation Agreement.

         THE BONRAY ACQUISITION. In October 1997, the Company acquired all of the issued and outstanding capital stock of Bonray from DLB Oil & Gas, Inc. in consideration for the issuance of 3,015,000 shares of common stock. In connection with the Bonray acquisition, DLB Oil & Gas, Inc. obtained certain rights to require the Company to effect the registration under the Securities Act of the shares of common stock acquired by DLB in the Bonray acquisition. See "Registration Rights Agreements." Additionally, DLB Oil & Gas, Inc. was an original party to the Stockholders and Voting Agreement which entitled it to designate one Board nominee as long as it owned at least 5% of the common stock of the Company. Upon the consummation of the DLB Distribution on April 28, 1998, DLB Oil & Gas, Inc. ceased to be a party to the Stockholders and Voting Agreement, and the members of the DLB Group became parties to the Stockholders and Voting Agreement in its stead. Such members of the DLB Group, rather than DLB Oil & Gas, Inc., are now entitled to designate one Board nominee as long as the DLB Group owns at least 5% of the common stock of the Company. See "Stockholders and Voting Agreement."

         INDIVIDUAL RIG ACQUISITIONS. In May 1997, the Company purchased from R.
T. Oliver Drilling, Inc. two drilling rigs for an aggregate purchase price consisting of $3.3 million in cash and warrants (the "Oliver Warrants") for the purchase of an aggregate of 100,000 shares of common stock at an exercise price of $8 per share. One of the Oliver Warrants was issued to RR&T, Inc., an affiliate entity of Roy T. Oliver, and the other was issued to Mike Mullen, who was a director of the Company prior to the Company's initial public offering. Each of the Oliver Warrants expires on May 1, 2000 and is separately exercisable for 50,000 shares of common stock.

AGREEMENTS RELATING TO THE PROPOSED MERGER WITH NABORS INDUSTRIES, INC.

         The following summary of terms of the agreements entered into by the Company relating to the proposed Merger with Nabors Industries, Inc. ("Nabors") does not purport to be complete. This discussion is qualified in its entirety by reference to the Agreement and Plan of Merger, dated as of October 19, 1998 and amended on January 15, 1999 and February 12, 1999, entered into by and between the Company, Nabors and Nabors Acquisition Corp. VII ("Acquisition Sub"), by reference to the Stock Option Agreement ("Stock Option Agreement"), dated as of October 19, 1998, entered into by and between the Company and Nabors and by reference to the individual Stockholder Agreements, dated as of October 19, 1998 (the "Stockholder Agreements"), entered into by and between the Consenting Stockholders and Nabors.

         MERGER AGREEMENT. On October 19, 1998, the Company entered into a merger agreement with Nabors Industries and Acquisition Sub, a wholly owned subsidiary of Nabors. The merger agreement provides for the merger of Acquisition Sub with and into the Company (the "Merger"), with the Company surviving as a wholly owned subsidiary of Nabors. The parties subsequently amended the merger agreement on January 15, 1999 and February 12, 1999. As amended, the merger agreement provides for the Company's stockholders to receive
0.3375 shares of Nabors common stock and $0.30 cash in exchange for each share of Company common stock. If the Merger is consummated, the holders of Company common stock will receive approximately 6,140,456 shares of Nabors common stock and $5.458 million in cash. The Merger received antitrust clearance from the U.S. Federal Trade Commission on February 18, 1999. A special meeting of Company stockholders was held on March 16, 1999 to vote upon the adoption of the merger agreement, as amended. At the special meeting, stockholders representing a majority of the outstanding shares of Company common stock voted to adopt the merger agreement. The Company expects to close the merger early in the second quarter of 1999.

         STOCK OPTION AGREEMENT. In conjunction with the merger agreement, the Company and Nabors entered into the Stock Option Agreement, granting Nabors an option (the "Option") to purchase up to 3,620,595 shares, but no more than 19.9% of the outstanding shares, of the Company's common stock at a price of $5.50 per share. If the Company issues any additional shares after the date of the Stock Option Agreement, then the number of shares issuable upon exercise of the option will be adjusted to reflect 19.9% of the outstanding shares of Company common stock. Nabors is entitled to exercise all or any part of the option, at any one time, if the merger agreement is terminated under certain circumstances. Upon the exercise of the option, Nabors must pay to the Company an amount in cash equal to the product of $5.50 and the number of shares of Company common stock to be purchased by Nabors. The Stock Option Agreement does not contain a "put" or "cashless exercise" feature that would permit Nabors to realize the economic benefit of the option without payment of the exercise price to the Company. The Stock Option Agreement also grants certain registration rights to Nabors with respect to any shares of Company common stock acquired upon exercise of the option. In addition, the Stock Option Agreement imposes certain restrictions on the transfer of those shares. These restrictions prohibit any transfer of the shares by Nabors, except in an underwritten public offering or to any person who would not, to the knowledge of Nabors after reasonable inquiry, hold more than 4.9% of the total voting power of Company stock after giving effect to such transfer. The option will expire on the earliest of the time of the Merger, the date the merger agreement terminates, 180 days after the merger agreement terminates or one year after the merger agreement terminates, depending on the circumstances surrounding the termination.

         THE STOCKHOLDER AGREEMENTS. As a condition and an inducement to Nabors entering into the merger agreement, the Consenting Stockholders have each entered into separate Stockholder Agreements with Nabors. These stockholders hold 2,645,725 shares of Bayard common stock as of February 28, 1999, which represent approximately 14.5% of the outstanding shares of such class. See "Principal Stockholders." The Stockholder Agreements require these stockholders to vote all of their shares in favor of the Merger, the merger agreement and the transactions contemplated by the merger agreement. In addition, these stockholders are required to vote against any action or agreement that would result in a breach in any material respect of any covenant, representation or warranty or any other material obligation or agreement of the Company under the merger agreement. These stockholders are further required to vote against any company acquisition transaction and against any proposal regarding any change in a majority of the Board, the present capitalization of the Company, any amendment of the Company's Certificate of Incorporation or Bylaws, or any other material change in the Company's corporate structure or business, to the extent that any such proposal is intended to, or could reasonably be expected to, impede, interfere with, delay, postpone or materially adversely affect the Merger or the transactions contemplated by the merger agreement or the Stockholder Agreements or could implement or lead to any company acquisition transaction. The Consenting Stockholders have also irrevocably appointed Nabors as their proxy to demand a special meeting of the Company's stockholders to consider any action related to the merger agreement or the Merger, and to vote their shares with respect to any matters described above. The Stockholder Agreements provide that they will terminate at the time of the Merger, if the merger agreement is terminated in accordance with its terms or if there is an amendment to the merger agreement which is materially adverse to the Consenting Stockholders.

THE MAY FINANCING

         GENERALLY. On May 1, 1997, the Company completed a financing transaction (the "May Financing") in which the Company issued shares of Company common stock, subordinated notes and warrants to purchase Company common stock to certain significant stockholders in exchange for an aggregate of $28.5 million in cash, as described below. The following summary of terms of the May Financing does not purport to be complete and is qualified in its entirety by reference to the Securities Purchase Agreement, dated as of April 30, 1997 (the "May Securities Purchase Agreement"), and the subordinated notes and Series A Warrants and Series B Warrants which were issued pursuant thereto.

         COMMON STOCK AND SUBORDINATED NOTES. In the May Financing, the Company issued 1,000,000 shares of Company common stock to Chesapeake in consideration for $7 million in cash and 140,000 shares of Company common stock to Energy Spectrum in consideration for $980,000 in cash. Additionally, the Company issued the subordinated notes due May 1, 2003 in the original principal amounts of $18 million and $2.52 million to Chesapeake and Energy Spectrum, respectively. The Company's subordinated notes bore interest at the Company's option at either (i) 11% per annum, payable in cash, or (ii) 12.875% per annum, payable in the form of additional subordinated notes, which interest is payable quarterly in arrears. On each quarterly interest payment date, the Company could make an election as to the interest rate to be applied for the previous quarter. The subordinated notes were redeemable, solely at the option of the Company, in whole or in part, at any time at varying redemption prices. The Company was required to offer to redeem the subordinated notes upon the occurrence of certain events constituting a "Change of Control" (as defined in the subordinated notes) at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption. The subordinated notes were convertible into common stock of the Company at the option of the Company, in whole or in part, in conjunction with a "Convertible Event" (as defined in the subordinated notes), which includes certain underwritten public offerings (including the Company's initial public offering), mergers, consolidations and other business combination transactions. The subordinated notes were general unsecured subordinated obligations of the Company that were subordinated in right of payment to all existing and future senior indebtedness of the Company, pari passu with all existing and future subordinated indebtedness of the Company and senior in right of payment to all future junior subordinated indebtedness of the Company.

         REDEMPTION OF THE SUBORDINATED NOTES. Upon consummation of the Company's initial public offering, the Company redeemed in full the $18 million principal amount of subordinated notes issued to Chesapeake in consideration for the payment by the Company to Chesapeake of $18.2 million in cash, based on the price to the public in the

Company's initial public offering. In May 1997, the Company paid Chesapeake a commitment fee of $250,000 in connection with the funding of the Company common stock and subordinated notes in the May Financing. In April 1998, the Company redeemed in full the $2.52 million principal amount of subordinated notes issued to Energy Spectrum and accrued interest of $47,740. In connection therewith, Energy Spectrum waived its right to require the Company to redeem the subordinated notes at 110% of par value.

         WARRANTS. In the May Financing, the Company also issued certain Series A Warrants and Series B Warrants to purchase Company common stock (collectively, the "Warrants"). The Warrants are exercisable on or prior to May 1, 2003 at a price of $0.01 per share in the case of the Series A Warrants and $7.50 per share in the case of the Series B Warrants. In the May Financing, Chesapeake was issued Series A Warrants and Series B Warrants representing the right to purchase 700,000 shares and 800,000 shares of Company common stock, respectively, and Energy Spectrum was issued Series A Warrants and Series B Warrants representing the right to purchase 98,000 shares and 112,000 shares of Company common stock, respectively. The Warrants expire on May 1, 2003 and are exercisable (i) at any time with a cash payment or (ii) pursuant to a cashless exercise at any time after the completion of a "Qualified IPO" (as defined in the Warrants), which includes certain underwritten public offerings (including the Company's initial public offering), mergers, consolidations and other business combination transactions. The exercise prices, as well as the number and kind of shares issuable under the Warrants, are subject to adjustment upon the happening of certain events described in the Warrants, including, the payment of in-kind dividends or distributions and the subdivision, reclassification or recapitalization of the common stock of the Company, whether in connection with a consolidation or merger or otherwise. Chesapeake relinquished its Series A Warrants and Series B Warrants as part of a series of transactions with the Company in August of 1997. Energy Spectrum exercised in full its Series A Warrants on July 31, 1997, but on the date hereof, Energy Spectrum still holds all of the Series B Warrants issued to it in the May Financing.

                         CERTAIN BUSINESS RELATIONSHIPS

FEES PAID TO ENERGY SPECTRUM ADVISORS

         In January 1998, the Company engaged Energy Spectrum Advisors Inc. to provide financial advisory and investment banking services in connection with a possible restructuring or refinancing of the Company's existing funded debt. As compensation for such services, the Company agreed to pay Energy Spectrum Advisors Inc. an initial fee of $50,000 and an additional fee of $25,000 per month through the term of the engagement. The engagement letter expired on May 31, 1998 but was extended to June 30, 1998. The Company paid a total of $175,000 in fees to Energy Spectrum Advisors Inc. in connection with this arrangement. Energy Spectrum Advisors Inc. is an affiliate of Energy Spectrum, which is the beneficial owner of approximately 6% of the Company common stock. Sidney L. Tassin, a director of the Company designated to serve on the Board by Energy Spectrum pursuant to the Stockholders and Voting Agreement, owns a minority equity interest in Energy Spectrum Advisors Inc.

ANSON TRUCKING SERVICES

         The Company has engaged affiliates of AnSon for the provision of trucking services related to the movement of the Company's rigs on numerous occasions. For the year ended December 31, 1998, the Company paid such affiliates of AnSon approximately $39,000 in consideration for such trucking services.

GERONIMO TRUCKING SERVICES

         The Company has engaged Geronimo Trucking Company, an affiliate of Board member Lew O. Ward, to provide trucking services related to the movement of the Company's rigs on numerous occasions. During 1998, the Company paid Geronimo Trucking approximately $916,000 in consideration for such trucking services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS:

                          INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
CONSOLIDATED FINANCIAL STATEMENTS OF BAYARD DRILLING TECHNOLOGIES, INC.

  Report of Independent Accountants...................................................  F-2
  Report of Independent Certified Public Accountants..................................  F-3
  Balance Sheets as of December 31, 1997 and 1998.....................................  F-4
  Statements of Operations for the years ended December 31, 1996, 1997 and 1998.......  F-5
  Statements of Equity for the years ended December 31, 1996, 1997 and 1998...........  F-6
  Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.......  F-7
  Notes to Financial Statements ......................................................  F-9

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Bayard Drilling Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bayard Drilling Technologies, Inc. at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                         PRICEWATERHOUSECOOPERS LLP

Oklahoma City, Oklahoma
February 26, 1999, except
for Note B for which the
date is March 17, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Bayard Drilling Technologies, Inc.


We have audited the accompanying statements of operations, equity (deficit), and cash flows of Bayard Drilling Technologies, Inc. (Note A), for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bayard Drilling Technologies, Inc., for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP



Oklahoma City, Oklahoma
January 20, 1997

                       BAYARD DRILLING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        DECEMBER 31
                                                                                  ----------------------

                                          ASSETS                                    1997          1998
CURRENT ASSETS:
  Cash ........................................................................   $  49,302    $   2,553
  Restricted investments ......................................................         880          525
  Accounts receivable .........................................................      19,491       12,654
  Accounts receivable - affiliate .............................................          --          146
  Prepaid expenses and other current assets ...................................         538        1,313
          Total current assets ................................................      70,211       17,191

Property, plant and equipment, net ............................................     155,673      285,316

Goodwill, net of accumulated amortization of $375 and $1,247, respectively ....      12,704       11,832


Other assets ..................................................................       1,900        5,001
          Total assets ........................................................   $ 240,488    $ 319,340
                                                                                  =========    =========

                                  LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................................................   $   8,246    $   9,685
  Accounts  payable - affiliate ...............................................         494           98
  Accrued liabilities .........................................................       5,067        5,164
  Current portion of long-term debt ...........................................       7,450        6,050
          Total current liabilities ...........................................      21,257       20,997

Deferred income tax liabilities ...............................................      13,554       10,448

Other long-term liabilities ...................................................       2,055        3,207

Long-term debt, less current maturities .......................................      23,069       11,683

Subordinated notes, net of debt discount of $429 at December 31, 1997 .........       2,091           --

Notes payable, 11% Senior Notes due 2005 ......................................          --      100,000

Commitments and Contingencies - Note H, I, L & M

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 20,000,000 shares
     authorized; none issued or outstanding ...................................          --           --
  Common stock, $0.01 par value, 100,000,000 shares
     authorized; 18,183,945 and 18,199,765 shares issued and
     outstanding at December 31, 1997 and 1998, respectively ..................         182          182
  Additional paid-in capital (net of deferred compensation of $258
     and $206 at December 31, 1997 and 1998, respectively) ....................     180,400      180,525
  Retained earnings (accumulated deficit) .....................................      (2,120)      (7,702)
          Total equity ........................................................     178,462      173,005
          Total liabilities and equity ........................................   $ 240,488    $ 319,340
                                                                                  =========    =========

         The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            YEAR ENDED DECEMBER 31
                                                                                        --------------------------------
                                                                                         1996        1997        1998
REVENUES:
  Drilling ......................................................................       $  8,995    $ 39,165    $ 78,616
  Drilling -- affiliate .........................................................            798      16,582          --
  Other .........................................................................             60          --         456
                                                                                        --------    --------    --------
     Total revenues .............................................................          9,853      55,747      79,072
                                                                                        --------    --------    --------
COSTS AND EXPENSES:
  Drilling ......................................................................          7,653      40,705      63,782
  General and administrative ....................................................            658       1,868       4,312
  Depreciation and amortization .................................................          1,126       7,943      14,362
  Other .........................................................................             46          --         467
                                                                                        --------    --------    --------
     Total costs and expenses ...................................................          9,483      50,516      82,923
                                                                                        --------    --------    --------
     Operating income (loss) ....................................................            370       5,231      (3,851)
                                                                                        --------    --------    --------

OTHER INCOME (EXPENSE):
  Interest expense ..............................................................            (11)     (3,065)     (6,371)
  Interest income ...............................................................             --         597       1,404
  Gain on sale of assets ........................................................             54         544         688
  Other .........................................................................             17          37           6
                                                                                        --------    --------    --------
     Total other income (expense) ...............................................             60      (1,887)     (4,273)
                                                                                        --------    --------    --------

Earnings (loss) before income taxes .............................................            430       3,344      (8,124)
Income tax (provision) benefit -- deferred ......................................            (17)     (1,428)      2,880
                                                                                        --------    --------    --------
Net income (loss) before extraordinary item .....................................            413       1,916      (5,244)
Extraordinary loss, net of income tax of $1.3 million and $244, respectively ....             --      (4,002)       (338)
                                                                                        --------    --------    --------
Net income (loss)                                                                       $    413    $ (2,086)   $ (5,582)
                                                                                        ========    ========    ========

EARNINGS (LOSS) PER SHARE:
 Basic:
   Before extraordinary item ....................................................                   $    .21    $   (.29)
                                                                                                    ========    ========
   Extraordinary item ...........................................................                   $   (.44)   $   (.02)
                                                                                                    ========    ========
   Net loss .....................................................................                   $   (.23)   $   (.31)
                                                                                                    ========    ========
 Diluted:
   Before extraordinary item ....................................................                   $    .17    $   (.29)
                                                                                                    ========    ========
   Extraordinary item ...........................................................                   $   (.35)   $   (.02)
                                                                                                    ========    ========
   Net loss .....................................................................                   $   (.18)   $   (.31)
                                                                                                    ========    ========

PRO FORMA INFORMATION:
  Additional income tax expense .................................................            146
                                                                                        --------
  Pro forma net earnings (loss) .................................................       $    267
                                                                                        ========
  Pro forma earnings (loss) per share, basic and diluted ........................       $    .05
                                                                                        ========

Weighted average common shares outstanding, basic ...............................          5,600       9,064      18,191
                                                                                        ========    ========    ========
Weighted average common shares outstanding, diluted .............................          5,749      11,500      18,191
                                                                                        ========    ========    ========

         The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                     STOCKHOLDERS' EQUITY
                                                                    -------------------------------------------------------
                                                         PARTNERS             ADDITIONAL               RETAINED
                                                          CAPITAL    COMMON    PAID-IN     DEFERRED    EARNINGS
                                                         (DEFICIT)   STOCK     CAPITAL   COMPENSATION  (DEFICIT)    TOTAL
                                                         ---------  -------- ----------- ------------  ---------  ---------
Balance at December 31, 1995 .........................        (276)       --          --           --         --         --
  Net earnings through date of corporate
    capitalization ...................................         447        --          --           --         --         --
  Net increase in equity arising from affiliate
     transactions ....................................       5,285        --          --           --         --         --
  Issuance of stock in corporate capitalization ......      (5,456)       20       5,436           --         --      5,456
  Sale of stock ......................................          --        20       9,980           --         --     10,000
  Issuance of stock options and warrants for drilling
     agreements and debt .............................          --        --       1,319           --         --      1,319
  Issuance of stock and options for property and
     equipment .......................................          --        16       9,494           --         --      9,510
  Net loss from date of corporate capitalization to
     December 31,  1996 ..............................          --        --          --           --        (34)       (34)
                                                         ---------  -------- ----------- ------------  ---------  ---------
Balance at December 31, 1996 .........................          --        56      26,229           --        (34)    26,251
  Net loss ...........................................          --        --          --           --     (2,086)    (2,086)
  Issuance of stock options to employees .............          --        --          60          (53)        --          7
  Sale of stock ......................................          --        89     107,020           --         --    107,109
  Issuance of stock options and warrants .............          --        --       5,068           --         --      5,068
  Executive compensation agreements ..................          --        --         250         (205)        --         45
  Issuance of stock for acquisitions .................          --        37      42,031           --         --     42,068
                                                         ---------  -------- ----------- ------------  ---------  ---------
Balance at December 31, 1997 .........................          --       182     180,658         (258)    (2,120)   178,462
  Net loss ...........................................          --        --          --           --     (5,582)    (5,582)
  Issuance of stock options to employees .............          --        --          73           --         --         73
  Issuance of stock options and warrants .............          --        --          --           --         --         --
  Executive compensation agreements ..................          --        --          --           52         --         52
                                                         ---------  -------- ----------- ------------  ---------  ---------
Balance at December 31, 1998 .........................   $      --  $    182 $   180,731 $       (206) $  (7,702) $ 173,005
                                                         =========  ======== =========== ============  =========  =========

         The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                YEAR ENDED DECEMBER 31
                                                                                         -----------------------------------
                                                                                           1996         1997         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ............................................................       $     413    $  (2,086)   $  (5,582)
  Adjustments to reconcile net earnings (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization ................................................           1,126        7,943       14,362
    Gain on sale of assets .......................................................             (54)        (544)        (688)
    Extraordinary loss ...........................................................              --        4,002          338
    Compensation expense .........................................................              --           52           52
    Deferred income taxes ........................................................              17        1,428       (2,880)
    Change in assets and liabilities, net of effects of
      Affiliate transactions:
      Decrease (increase) in accounts receivable .................................          (2,059)     (18,407)       6,691
      Increase in prepaid expenses ...............................................              --         (537)        (775)
      Decrease (increase) in other assets ........................................            (185)         513       (1,490)
      Increase in accrued liabilities ............................................             251        4,814           97
      Increase in other liabilities ..............................................              --           --        1,152
      Increase (decrease) in accounts payable ....................................            (383)       1,432        1,439
      Increase (decrease) in payable to affiliate ................................             412           82         (396)
                                                                                         ---------    ---------    ---------
         Net cash (used in) provided by operating activities .....................             462)      (1,308)      12,320
                                                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ..........................................         (10,578)     (60,924)    (143,002)
  Acquisition of businesses ......................................................              --      (26,056)          --
  Proceeds from sale of assets ...................................................             137        1,390        1,292
  (Purchase) proceeds of investments .............................................              --         (880)         355
                                                                                         ---------    ---------    ---------
         Net cash used in investing activities ...................................         (10,441)     (86,470)    (141,355)
                                                                                         ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made to affiliates ....................................................         (19,719)          --           --
  Advances received from affiliates ..............................................          18,791           --           --
  Proceeds from borrowings .......................................................           7,000       49,780           --
  Proceeds from exercise of stock options ........................................              --           --           73
  Proceeds from issuance of stock ................................................          10,000      107,109           --
  Proceeds from issuance of senior notes .........................................              --           --      100,000
  Payment of debt issuance costs .................................................            (206)        (761)      (2,550)
  Payments on long-term debt .....................................................              --      (24,011)     (15,237)
  Payments under line of credit ..................................................              --       (8,701)          --
  Borrowings under line of credit ................................................              --        8,701           --
                                                                                         ---------    ---------    ---------
         Net cash provided by financing activities ...............................          15,866      132,117       82,286
                                                                                         ---------    ---------    ---------

Net change in cash ...............................................................           4,963       44,339      (46,749)
Cash at beginning of period ......................................................              --        4,963       49,302
                                                                                         ---------    ---------    ---------
Cash at end of period ............................................................       $   4,963    $  49,302    $   2,553
                                                                                         =========    =========    =========

Cash paid during the period for interest .........................................       $      --    $   2,854    $   8,246
Cash paid during the period for income taxes .....................................       $      --    $      --    $      --
                                                                                         =========    =========    =========

         Continued

                       BAYARD DRILLING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


Supplemental noncash activity:

         During 1996 the Company acquired property and equipment totaling $9,841 through the issuance of stock and options and assumed a net deferred income tax liability of $331. The Company acquired property and equipment through trade payables and payables to affiliate totaling $1,390. The Company transferred property and equipment totaling $29, net of accumulated depreciation of $1,254, to an affiliate which has been reflected as a decrease in payables to affiliates. The Company issued stock options and warrants in exchange for certain drilling agreements and debt. The stock options were valued at $1,100 and the warrants associated with the debt were valued at $219.

         Additionally in 1996, the Company transferred the following assets and liabilities to affiliates, which resulted in a net increase in equity at the time of corporate capitalization, effective December 1, 1996.

Accounts receivable ..............................................   $  2,667
Other assets .....................................................         17
Cash .............................................................      9,252
Accounts payable and accrued liabilities .........................     (1,799)
Payable to affiliates.............................................    (15,422)
                                                                     --------
                                                                     $ (5,285)
                                                                     ========

         During 1997 the Company acquired property and equipment through the issuance of stock and options for $41,510 and through the issuance of trade payables of $6,405. See - Note "C" for further detail on such activity.

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

         Beginning in October 1996, AnSon Partners Limited Partnership ("APLP") initiated a series of transactions among its wholly owned affiliates, Anadarko, a partnership, and Bayard Drilling Company ("BDC"), an Oklahoma corporation, and the Company. These series of transactions resulted in the corporate capitalization of the Company in December 1996 with net assets, primarily drilling rigs, previously owned by Anadarko. Such transactions were accounted for as a reorganization of entities under common control.

NOTE B -- PROPOSED MERGER AGREEMENT AND RELATED MATTERS

         Nabors Industries, Inc. and Bayard Drilling Technologies, Inc. have entered into a definitive merger agreement pursuant to which the Company will merge with a wholly owned, newly created, special purpose subsidiary of Nabors, with the Company surviving as a wholly owned subsidiary of Nabors. If the merger is consummated, each share of Bayard common stock will be converted into the right to receive, .3375 shares of Nabors common stock and $.30 in cash. The transaction consists of approximately $90 million in equity and $120 million in debt, which will remain the obligation of the Company after the merger. The merger will be accounted for under the purchase method and is expected to close in early April 1999. A special meeting of the Company's stockholders was held on March 16, 1999 to consider and vote upon the merger agreement. At that special meeting, stockholders representing a majority of the outstanding shares of Bayard common stock voted to adopt the merger agreement. After the merger, the former stockholders of Bayard will own approximately 5.7% of the outstanding shares of Nabors common stock. Nabors common stock trades on the American Stock Exchange under the symbol "NBR."

         Bayard expects that funds provided by operations before the consummation date of the merger and to the extent required, borrowings under loan agreements, will be sufficient to meet its obligations as well as operating costs and expenses. If the merger is not consummated or is delayed for a significant period of time, the Company may be required to implement a plan to seek additional capital from private sources as well as disposing of certain of its assets in order to continue its operations.

NOTE C -- SUMMARY OF ACCOUNTING POLICIES

         The summary of significant accounting policies applied in the preparation of the accompanying financial statements follows.

1.  Basis of Presentation and Consolidation

         The financial statements and information for periods prior to December
1. 1996 represent those of the predecessor. The consolidated financial statements for periods after December 31, 1996 include the accounts of the Company and its wholly owned subsidiaries, Trend Drilling Company ("Trend"), WD Equipment, L.L.C. and Bonray Drilling Corporation ("Bonray"). All significant intercompany accounts and transactions have been eliminated.

2.  Cash

         The Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents. The Company maintains its cash in a bank deposit account, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. At December 31, 1998, the Company had cash and cash equivalents in or at three financial institutions, where the balance exceeded federally insured limits. Management periodically assesses the financial condition of the financial institutions and believes that any possible credit risk is minimal.

3.  Restricted Investments

                       BAYARD DRILLING TECHNOLOGIES, INC.

         Restricted investments consist of certificates of deposits pledged to state insurance departments and insurance companies to support payment of workers compensation claims.

4.  Concentration of Credit Risk

         The primary market for the Company's services are independent oil and gas companies whose level of activities are related to, among other things, oil and gas prices. The Company performs ongoing credit evaluations of its customers and provides for potential credit losses when necessary. No allowance was required at December 31, 1998, 1997 or 1996. At December 31, 1998 approximately 49% of the Company's trade receivables and over 47% of total revenues were derived from the Company's five largest customers in terms of total revenues.

5.  Property and Equipment

         Property and equipment are stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Drilling equipment is depreciated using the declining balance method (which approximates straight line) over the estimated useful lives from five to fifteen years. Other property and equipment are depreciated on the same basis over estimated useful lives from three to ten years. Refurbishments and upgrades of drilling equipment are capitalized if such expenditures are significant and extend the lives of the equipment. Equipment held for upgrades and refurbishments will be depreciated when placed into service. Maintenance and repairs are expensed as incurred. When assets are sold, retired or disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

         The Company capitalizes interest on construction costs for rig refurbishments during the period in which those costs are incurred. The Company incurred interest costs of approximately $3.6 million and $8.3 million, during 1997 and 1998, respectively, of which approximately $565,000 and $2.0 million was capitalized in property and equipment for rig construction. No interest costs were capitalized in 1996.

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

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                             PER
                                                             INCOME          SHARES         SHARE
                                                          (numerator)    (denominator)      AMOUNT
                                                          -----------    -------------      ------
                                                           (in thousands, except per share data)
Income (loss) before extraordinary item                   $    (5,244)

Basic earnings (loss) per share                                (5,244)          18,191      $ (.29)
                                                          -----------    -------------      ------

Effect of dilutive securities:
Warrants and options                                                                --
                                                                         -------------
Diluted earnings (loss) per share                         $    (5,244)          18,191        (.29)
                                                          ===========    =============      ======

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                             PER
                                                             INCOME          SHARES         SHARE
                                                          (numerator)    (denominator)      AMOUNT
                                                          -----------    -------------      ------
                                                           (in thousands, except per share data)

Income before extraordinary item                          $     1,916
                                                          -----------
Basic earnings per share                                        1,916            9,064         .21
                                                          -----------                       ------

Effect of dilutive securities:
Warrants and options                                                             2,436
                                                                         -------------
Diluted earnings per share                                $     1,916           11,500      $  .17
                                                          ===========    =============      ======


         Pro forma net earnings (loss) per share are presented to reflect the provision for income taxes for periods Anadarko was a partnership.

         At December 31, 1997, options to purchase 397,000 shares of common stock at $23 per share were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. At December 31, 1998, options to purchase 1,283,600 shares of common stock at a weighted average exercise price of $12.27 per share and 412,000 warrants at a weighted average exercise price of $8.83 were not included in the computation of diluted earnings per share because the options' and warrants' exercise price was greater than the average market price of the common shares. The options, which expire on March 10, 2004, and the warrants, which expire on June 01, 2003, were still outstanding at December 31, 1998.

8.  Income Taxes

         Historical income taxes were not provided in the financial statements for earnings attributable to Anadarko since the partners would pay income taxes or receive as a deduction their distributive share of Anadarko's taxable income or loss. The proforma income tax expense for 1996 was calculated using an effective tax rate of 38%.

         The Company uses the liability method of accounting for deferred income taxes under SFAS No. 109, whereby deferred tax assets and liabilities are recognized based upon differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. If it is more likely than not some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

9.  Goodwill and Other Assets

         Goodwill related to the acquisition of Trend and Bonray is being amortized over fifteen years. Amortization expense of goodwill of $375,062 and $871,968 has been recognized as of December 31,1997 and 1998, respectively.

         Other assets consist of (i) organizational costs incurred for the organization of Bayard and (ii) debt issuance costs incurred on the term loan. Amortization expense for organization costs is recognized over five years and debt issuance costs over the life of the loan, which approximates five years, both on a straight-line basis. Amortization expense of $650,000, $1.4 million and $63,000 has been recognized for the years ended December 31, 1998, 1997 and 1996, respectively.

                       BAYARD DRILLING TECHNOLOGIES, INC.

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

         The Company has significant estimates for workers compensation liability due to the retention of $500,000 per occurrence. At December 31, 1998 and 1997 estimates for this retention were $2.9 million and $1.7 million, respectively.

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

12.  Stock Based Compensation

         The Company applies APB Opinion 25 in accounting for its stock option plans. Under this standard, compensation expense is only recognized for grants of options, which include an exercise price less than the market price of the stock on the date of grant. Accordingly, based on the Company's grants for 1996 and for the years ended December 31, 1997 and 1998, the Company recognized $0, approximately $310,000 and $0 of deferred compensation and $0, approximately $52,000 and $52,000 of compensation expense, respectively resulting in net deferred compensation at December 31, 1997 and 1998 of $258,000 and $206,000, respectively. For grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant, the Company has disclosed the pro forma effects of recording compensation based on fair value in Note O to the financial statements as allowed by Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation."

13. Organization Costs

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on accounting for start-up costs and organization costs. It requires costs associated with start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with the initial application of this SOP being reported as a cumulative effect of accounting change. Upon adoption of SOP 98-5, the Company will recognize approximately $596,000 as a cumulative effective of accounting change, net of tax of $365,000 at 38%.

NOTE D -- ACQUISITIONS

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

                       BAYARD DRILLING TECHNOLOGIES, INC.

         The Trend Acquisition was accounted for as a purchase. The following is an analysis of the allocation of the purchase price:

                                                                       (in thousands)
Current assets..................................................         $   2,734
Property and equipment..........................................            21,532
Goodwill .......................................................             6,330
Current liabilities ............................................            (2,265)
Long-term liabilities ..........................................            (1,340)
Deferred income tax liability ..................................            (6,330)
                                                                         ---------
Purchase price .................................................         $  20,661
                                                                         =========

         On May 30, 1997, the Company acquired WD Equipment, L.L.C. (which owned six drilling rigs, but had no operations) from Ward Drilling Company, Inc. ("Ward Acquisition") for approximately $8 million in cash and 400,000 shares of common stock which equates to $8.95 per share based on the appraisal of the fair market value of the assets acquired of $11,931,000. The Company also issued warrants to purchase 200,000 shares of common stock at $10.00 per share. The warrants had an estimated fair market value of $294,000 at the agreement closing date and were recorded as an increase in property and equipment and additional paid in capital.

         On October 16, 1997, the Company completed the acquisition of Bonray ("Bonray Acquisition"), subject to certain working capital adjustments, for 3,015,000 shares of common stock, which equates to $11.86 per share based on the appraisals of the fair market value of the property and equipment acquired of $34,976,000.

         The Bonray Acquisition was accounted for as a purchase. The following is an analysis of the allocation of the purchase price:

                                                                            (in thousands)
Current assets..............................................................   $  4,020
Property and equipment......................................................     34,976
Goodwill ...................................................................      6,750
Current liabilities ........................................................     (3,162)
Long-term liabilities ......................................................        (74)
Deferred income tax liability ..............................................     (6,750)
                                                                               --------
Purchase price .............................................................   $ 35,760
                                                                               ========

         The following is the unaudited pro forma results of operations as if Trend, Ward and Bonray had been acquired January 1, 1996 and January 1, 1997, respectively:

                                                                      YEAR ENDED DECEMBER 31
                                                                    --------------------------
                                                                       1996             1997
                                                                          (in thousands)
          Revenues.............................................     $  47,952         $ 80,670
                                                                    =========         ========
          Net income (loss)....................................     $  (1,848)        $    256
                                                                    =========         ========
          Net income (loss) per common share, basic............     $    (.33)        $    .03
                                                                    =========         ========
          Net income (loss) per common share, diluted..........     $    (.32)        $    .02
                                                                    =========         ========


         On June 26, 1998, the Company completed the acquisition of 25 drilling rigs and certain related equipment and other assets from TransTexas Gas Corporation ("TransTexas") for $75 million in cash ("the TransTexas Acquisition"). The purchase was accomplished through the issuance of $100 million of the Company's 11% Senior Notes due 2005 (the "Senior Notes Offering"). The Company received net proceeds of approximately $97 million, and used the additional proceeds for general corporate purposes, including capital expenditures for acquisitions of

                       BAYARD DRILLING TECHNOLOGIES, INC.

additional drilling rigs and related equipment and the refurbishment of rigs. All of the acquired rigs are mechanical rigs capable of drilling to depths of 12,000 feet or greater, with twelve of the rigs capable of drilling to depths of 20,000 feet or greater. Four of the drilling rigs are awaiting refurbishment. In addition, the Company and TransTexas have entered into an Alliance Agreement that provides that for a period of 30 months, if TransTexas engages in any land drilling activities in Alabama, Louisiana, Mississippi, Oklahoma, New Mexico or Texas, TransTexas will engage the Company to provide up to 15 of the Company's rigs for wells on which TransTexas serves as operator.

NOTE E -- PROPERTY AND EQUIPMENT

         Major classes of property and equipment consist of the following:

                                                                             DECEMBER 31
                                                                    --------------------------
                                                                       1997             1998
                                                                          (in thousands)
Drilling rigs and components.................................       $ 173,674        $ 310,361
Automobiles, trucks, and trailers............................           2,041            4,916
Buildings and property.......................................             461            2,061
Furniture, fixtures, and other...............................             532              751
                                                                    ---------        ---------
                                                                      176,708          318,089
Less accumulated depreciation ...............................          21,035           32,773
                                                                    ---------        ---------
                                                                    $ 155,673        $ 285,316
                                                                    =========        =========

NOTE F -- CHANGE IN ESTIMATED LIVES

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

NOTE G -- INCOME TAXES

         On October 28, 1996, Anadarko conveyed its operating assets to its wholly owned subsidiary, BDC, which caused a change in tax status of the drilling operations from a partnership to a taxable corporation. A deferred tax asset was recognized for the temporary differences, which existed at the date of conveyance together with a related valuation allowance. At December 31, 1998, the Company has net operating loss carry forwards of approximately $54.9 million, of which $418,000, $11.6 million and $42.9 million will expire in 2011, 2012 and 2013, respectively, if unused.

         Income tax expense (benefit) for the years ended December 31, is summarized as follows:


                                                     1996       1997       1998
                                                    ------     ------    -------
                                                           (in thousands)
Current.........................................    $   --     $   --    $    --
Deferred........................................        17      1,428     (2,880)
                                                    ------     ------    -------
                                                    $   17     $1,428    $(2,880)
                                                    ======     ======    =======


         Components of net deferred income tax liabilities at December 31, are as follows:

                       BAYARD DRILLING TECHNOLOGIES, INC.

                                                              1997          1998
                                                            ---------     ---------
                                                                (in thousands)
Deferred tax assets (liabilities)
  Operating loss carryforwards..........................    $     760     $  20,867
  Property and equipment ...............................      (14,314)      (31,315)
                                                            ---------     ---------
     Net deferred tax liabilities.......................    $ (13,554)    $ (10,448)
                                                            =========     =========

         The Company's actual income tax expense, before extraordinary item, differed from the federal statutory expense (based on a federal statutory rate of 34%) for the years ended December 31, as follows:


                                                                         1996       1997       1998
                                                                       -------    -------    --------
                                                                                (in thousands)
Income tax expense (benefit) at federal statutory rate .............   $   146    $ 1,069    $ (2,782)
State income taxes .................................................        --        201        (522)
Amortization of goodwill ...........................................        --        142         331
Other items ........................................................                   16          93
Exclusion of partnership income taxes ..............................      (129)        --          --
                                                                       =======    =======    ========
                                                                       $    17    $ 1,428    $ (2,880)
                                                                       =======    =======    ========

         The Company's valuation allowance on tax assets was established October 28, 1996 due to a change in taxable status and decreased $1,818,000 during the period from October 28, 1996 to December 31, 1996. The Company was not a taxable entity in 1995. Effective December 1, 1996, the Company acquired assets with deferred tax liabilities of approximately $2 million in which the purchase price allocation resulted in the reduction of the Company's tax asset valuation allowance of approximately $1,724,000. In 1997 the Company acquired assets with deferred tax liabilities of approximately $13,080,000, which eliminated the Company's tax asset valuation allowance.

NOTE H -- LONG-TERM DEBT AND SUBORDINATED NOTES

         Long-term debt at December 31, 1996 consisted of borrowings under loan agreements (the "Loan Agreements") which provide for a term loan (the "Term Loan") and a revolving loan (the "Revolving Loan"). In May 1997, the Company amended and increased the availability under the Loan Agreements. The Term Loan provided the Company up to $30.5 million for the purchase of additional land drilling rigs, the refurbishment of such rigs and equipment and for working capital purposes. The Revolving Loan provided revolving credit loans, subject to a borrowing base comprised of a portion of the Company's accounts receivable, of up to $10 million ($2 million of which is available for the issuance of letters of credit) for general corporate purposes. The Company has not borrowed under the Revolving Loan Agreement since November 1997 but has approximately $1.3 million of letters of credit outstanding thereunder. Amounts outstanding under the Revolving Loan (none at December 31, 1997 or 1998) bear interest based on Fleet National Bank's prime rate plus 1.5% (approximately 10% and 9.25% at December 31, 1997 and 1998, respectively) and mature in April 2000. A portion of the proceeds from the Initial Public Offering was used to repay all outstanding amounts under the Revolving Loan Agreement. The Company periodically pays certain fees under the Revolving Loan Agreement, including a commitment fee equal to 0.5% of the unused portion of the maximum commitment. Fleet's commitment to lend under the Revolving Loan Agreement ends in April 2000. The Company may terminate the Revolving Loan Agreement upon 60 days' prior written notice to Fleet and the payment of a termination fee of 2% of the facility, if terminated prior to May 1, 1999, and 1% of the facility, if terminated on or after May 1, 1999.

         The Revolving Loan Agreement is collateralized by certain assets of Bayard and Trend that were transferred to Bayard Drilling pursuant to the Company's corporate reorganization into a holding company structure. These assets include accounts receivable, certain equipment and inventory, the Company's El Reno, Oklahoma yard and the same 12 drilling rigs that collateralize the Term Loan Agreement, together with equipment and drilling contracts related to such rigs. The Revolving Loan Agreement is also collateralized by the receivables and certain other assets of Bayard, Bayard Drilling, Bayard LLC, Trend and Bonray. Until May 14, 1998, the Revolving Loan Agreement was also collateralized by all drilling rigs of Bayard and Trend, upon which date Fleet released all but such 12 rigs and related assets. Bayard Drilling, Bayard LLC, Trend and Bonray have agreed to guarantee the

                       BAYARD DRILLING TECHNOLOGIES, INC.

obligations under the Revolving Loan Agreement. The Revolving Loan Agreement contains customary restrictive covenants that are substantially similar to the covenants contained in the Term Loan Agreement.

         Amounts outstanding under the Term Loan of approximately $27.1 million and $15.5 million at December 31, 1997 and 1998, respectively, bore interest, at the election of the Company, at floating rates equal to Chase Manhattan Bank's prime rate plus 2.0% (approximately 10% and 9.75% at December 31, 1997 and 1998, respectively) or LIBOR plus 4.25% (approximately 10% and 9.89% at December 31, 1997 and 1998, respectively). The Term Loan requires equal monthly payments of principal, together with accrued interest, in amounts sufficient to repay borrowings at maturity on March 31, 2002. The Loan Agreements were collateralized by substantially all of the assets of the Company, including drilling rigs, equipment and drilling contracts, and contained customary restrictive covenants (including covenants restricting the ability of the Company to pay dividends or encumber assets) and an affirmative covenant to maintain Total Available Liquidity (as defined in the Loan Agreements) of at least $4.5 million through December 31, 1997 and $3 million through December 31, 1998. Pursuant to the Loan Agreements, the Company must maintain certain financial ratios, including a Cash Flow Coverage ratio (as defined in the Loan Agreements) of at least 1.25 to 1 until December 1997, 1.5 to 1 in 1998 and 1.75 to 1 thereafter, and a ratio of Total Liabilities (as defined in the Loan Agreements) to Tangible Net Worth no greater than 1.25 to 1 in 1997 and 1 to 1 in 1998. Under the Loan Agreements the Company was obligated to pay certain fees, including an annual commitment fee in an amount equal to 0.5% of the unused portion of the commitment.

         The Company incurred the Term Loan to finance the purchase of certain land drilling rigs and equipment and to provide working capital. On May 14, 1998, in connection with the Company's corporate reorganization into a holding company structure, (i) the Company prepaid $6.2 million of the Term Loan, obtained a release of all collateral for the Term Loan, except 12 drilling rigs and related equipment, and transferred to Bayard Drilling, L.P., the Company's wholly owned operating subsidiary ("Bayard Drilling"), substantially all of its assets, subject to such liens, and (ii) Bayard Drilling and Bayard Drilling, L.L.C., another wholly owned subsidiary of the Company ("Bayard L.L.C."), agreed to guarantee the Term Loan. Prior to such prepayment and collateral release, the Term Loan was secured by substantially all of the assets of Bayard and Trend. In connection with the Senior Notes Offering, the Term Loan was further amended to add Bonray as a guarantor of the Company's obligations.

         The Term Loan Agreement requires the Company and its subsidiaries to maintain collateral security with a value based on the appraised fair market value and orderly liquidation value of the Company's drilling rigs and associated rig equipment, equivalent to the outstanding balance of the Term Loan. The Company must also adhere to specified cash flow, leverage and liquidity ratios and minimum net worth and liquidity requirements. For example, the Term Loan Agreement restricts the ability of the Company and its subsidiaries to pay dividends, make investments and capital expenditures and incur indebtedness and liens. The Term Loan Agreement also required the maintenance of liquidity of $3 million through December 31, 1998. The Term Loan Agreement also contains affirmative covenants typical of secured loan arrangements with finance companies, such as requiring financial reports, insurance maintenance, legal, environmental and permit compliance.

         Each of the Company's wholly owned domestic subsidiaries (each, a "Guarantor") has issued a guarantee (a "Guarantee") of the Company's obligations under the Notes. The Guarantees are senior unsecured obligations of each respective Guarantor and rank pari passu in right of payment with all other indebtedness and liabilities of such Guarantor that are not subordinated by their terms to other indebtedness of such Guarantor and are senior in right of payment to all subordinated indebtedness of such Guarantor.

         Additionally, the Company issued Subordinated Notes due May 1, 2003 in the original principal amounts of $18 million and $2.52 million (the "Subordinated Notes") to Chesapeake Energy Corporation ("Chesapeake") and Energy Spectrum Partners LP ("Energy Spectrum"), respectively. The Subordinated Notes bore interest at either (i) 11% per annum, payable in cash or (ii) 12.875% per annum, payable in the form of additional Subordinated Notes, which interest is payable quarterly in arrears. As a result of the debt discount on Energy Spectrum's Subordinated Notes, the effective interest rate approximated 14%. On each quarterly interest payment date, the Company may make an election as to the interest rate to be applied for the previous quarter. The Subordinated Notes are redeemable, solely at the option of the Company, in whole or in part, at any time after May 31, 1998 at varying redemption prices. The Company must offer to redeem the Subordinated Notes upon the occurrence of certain events constituting a "Change of Control" (as defined in the Subordinated Notes) at a redemption price equal to

                       BAYARD DRILLING TECHNOLOGIES, INC.

100% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption. The Subordinated Notes are convertible into Common Stock at the option of the Company, in whole or in part, in conjunction with a "Convertible Event" (as defined in the Subordinated Notes), which includes certain underwritten public offerings (including the Initial Public Offering), mergers, consolidations and other business combination transactions. The Subordinated Notes are general unsecured subordinated obligations of the Company that are subordinated in rights of payment to all existing and future senior indebtedness of the Company, pari passu with all existing and future subordinated indebtedness of the Company and senior in right of payment to all future junior subordinated indebtedness of the Company. At December 31, 1997 the amount of Subordinated Notes outstanding was approximately $2.5 million as the $18 million Subordinated Note to Chesapeake was extinguished in November 1997 with proceeds from the Initial Public Offering. See Note "K" for further discussion on the discount that was recorded related to this subordinate debt. In April 1998, the Company redeemed in full the $2.5 million principal amount of subordinated notes issued to Energy Spectrum Partners LP together with accrued interest of $47,740.

         On June 26, 1998, the Company issued $100 million of Senior Notes and used $75 million of such proceeds to fund the TransTexas Acquisition. The Company used the remaining proceeds for general corporate purposes, including acquisitions of additional drilling rigs and related equipment and the refurbishment of rigs. The Senior Notes mature on June 30, 2005. Interest on the Senior Notes is payable semi-annually on June 30 and December 31 of each year, commencing on December 31, 1998. The Senior Notes are not redeemable prior to June 30, 2003, on or after which the Senior Notes will be redeemable, in whole or in part, at the option of the Company, at the redemption prices set forth in the Indenture relating to the Senior Notes (the "Indenture"), plus accrued and unpaid interest and certain other charges, if any, thereon to the date of redemption. In addition, at any time on or before June 30, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes with the net proceeds of certain qualifying equity offerings at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest and certain other charges, if any, thereon to the date of redemption, provided that at least $65 million in aggregate principal amount of Senior Notes remains outstanding immediately after the occurrence of such redemption. Upon a transaction resulting in a change of control, each holder of the Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and certain other charges, if any, thereon to the date of repurchase. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness and other senior obligations of the Company, and senior in right of payment to all future subordinated indebtedness of the Company.

         The Company also has issued three amortizing term notes (the "Top Drive Notes") totaling approximately $2.2 million outstanding at December 31, 1998. This debt bears interest at 9.5% per annum and is collateralized by certain equipment (top drives) of the Company and letters of credit in amounts totaling approximately $700,000. The debt represented by the Top Drive Notes matures in July, October and November of 2000. The note agreement relating to the Top Drive Notes does not contain any restrictive financial covenants but contains a cross default to the Term Loan Agreement and the Revolving Loan Agreement.

         The Company recorded an extraordinary loss of $4.0 million (net of income tax effect of $1.3 million) in the fourth quarter of 1997 relating to the early extinguishment of certain subordinate debt in the amount of approximately $2.1 million and other payments in the amount of approximately $3.2 million by utilizing proceeds from the Company's Initial Public Offering completed in November 1997. For the year ended December 31, 1998, the Company recorded an extraordinary loss in the amount of $338,000, net of income taxes of approximately $244,000 from the early extinguishment of certain subordinate debt in the amount of approximately $2.5 million, and from the payment on term notes in the amount of $6.2 million using proceeds from the Company's initial public offering.

         At December 31, 1998, the aggregate yearly maturities of long-term obligations are as follows:

              YEAR ENDING DECEMBER 31
                                 1999..............................................        $   6,050,000
                                 2000..............................................            5,723,000
                                 2001..............................................            4,767,000
                                 2002..............................................            1,193,000
                                 2003..............................................                    0
                                 Thereafter .......................................          100,000,000
                                                                                           -------------
                                                                                           $ 117,733,000
                                                                                           =============

NOTE I -- RELATED PARTY TRANSACTIONS

         Before the corporate capitalization, Anson Gas Corporation, a wholly owned affiliate of APLP, served as the managing general partner responsible for all management and operational functions of the Company and charged the Company for such expenses. The Company expensed approximately $198,000 for such services received in 1996.

         Prior to December 31, 1996, the Company and its affiliates made advances to each other from time to time, which generally had no specific repayment terms.

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

         In January 1998, the Company engaged Energy Spectrum Advisors Inc. to provide financial advisory and investment banking services in connection with a possible restructuring or refinancing of the Company's existing funded debt. As compensation for such services, the Company agreed to pay Energy Spectrum Advisors Inc. an initial fee of $50,000 and an additional fee of $25,000 per month through the term of the engagement. The engagement letter expired on May 31, 1998 but was extended to June 30, 1998. The Company paid a total of $175,000 in fees to Energy Spectrum Advisors Inc. in connection with this arrangement. In May 1997, the Company paid Energy Spectrum a fee in the amount of $220,000 for financial advisory and other services rendered to the Company in connection with the completion of the Trend Acquisition, including the evaluation and negotiation of the Trend Acquisition and for assistance in the arrangement of alternative financing sources and structuring, negotiating and closing the amended financing arrangements with CIT and Fleet. The Company also reimbursed Energy Spectrum for expenses incurred in connection with the rendering of such services during 1997 and 1998.

         The Company purchased drilling equipment and supplies from an affiliate totaling $2,862,000 in 1996. The Company also transferred drilling equipment to an affiliate at the Company's basis totaling $29,000, net of accumulated depreciation, which resulted in a decrease in payable to affiliate. The Company has in the past purchased rigs and related equipment from U.S. Rig & Equipment, Inc., an affiliate of Roy T. Oliver, who served as a director of the Company until his resignation on August 13, 1997. During 1997, the Company purchased approximately $5.0 million from U.S. Rig & Equipment, Inc. Additionally, in August 1997, the Company sold one of its rigs to an affiliate of Mr. Oliver for $500,000. Additionally, in November 1997, the Company agreed to acquire six rigs and related drilling equipment for $14 million.. One of these rigs was refurbished and placed into service during 1998. The remaining five rigs will require additional refurbishment prior to being placed into service. In connection therewith, the Company made a cash down payment of $3.5 million and closed the transaction in January 1998.

         The Company has engaged affiliates of APLP and other related affiliates for trucking services related to the movement of the Company's rigs on numerous occasions. During 1997 and 1998, the Company utilized these affiliates in consideration for such trucking services of approximately $1.7 million and $39,000, respectively.

         Since December 13, 1996, APLP has made available to the Company certain of APLP's employees, office space and administrative equipment, such as computer and telephone systems. In consideration for such assistance, the Company has reimbursed APLP approximately $236,000 as of December 31, 1997.

                       BAYARD DRILLING TECHNOLOGIES, INC.

         The Company has engaged Geronimo Trucking Company, an affiliate of Board member Lew O. Ward, to provide trucking services related to the movement of the Company's rigs on numerous occasions. During 1997 and 1998, the Company paid Geronimo approximately $338,000 and $916,000, respectively.

         Interest expense incurred during 1997 included approximately $680,000 to current or former affiliates.

NOTE J -- SIGNIFICANT CUSTOMERS

         The Company's customers include independent oil and gas producers and major oil companies. During the year ended December 31, 1998, the three largest customers for the Company's contract drilling services were Chesapeake, Sonat and TransTexas, which accounted for approximately 16%, 9% and 8% of total revenues, respectively. For the year ended December 31, 1998, less than 1% of revenues were generated from current affiliated customers. During the year ended December 31, 1997, the three largest customers for the Company's contract drilling services were Chesapeake, Union Pacific Resources Corporation and Sonat, which accounted for approximately 32%, 12% and 8% of total revenues, respectively. During the year ended December 31, 1997, approximately 30% of revenues were generated from current or former affiliated customers. Except for six rigs under long term contracts with Chesapeake, dayrates billed to affiliated customers in 1997 approximated those billed to nonaffiliated customers. During 1996, sales to two customers were, respectively, 75% (inclusive of $798,000 attributable to Chesapeake, which became an affiliate in December 1996) and 18% of drilling revenues.

NOTE K -- STOCKHOLDER'S EQUITY AND OPTIONS

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

         The Company executed in December 1996 certain drilling agreements to supply six drilling rigs to Chesapeake at rates equal to defined comparable market rates but not less than $5,000 per day per rig. The Company granted the operator an option to purchase 2,000,000 shares of Common Stock at $6 per share, subject to performance of the operator under the drilling agreement. The estimated fair value of the options of $1,100,000 was recorded as additional paid-in capital and a deferred charge to be amortized over a twelve month period consistent with the annual negotiations of contract terms. At December 31, 1997, the deferred charge was fully amortized, and the Company and Chesapeake were unable to agree on an appropriate rate adjustment related to these drilling agreements, therefore the Company exercised its option to terminate the Chesapeake Drilling Agreements

         On December 10, 1996, the Company granted the issuer of the Term Loan (Note "H") warrants to immediately purchase up to 290,000 shares of the Company's Common Stock at $8 per share or up to 300,000 shares at $8 per share when total outstanding Common Stock exceeds 6,000,000 shares. The warrants expire at the earlier of December 13, 2001 or eighteen months after completion of an initial public stock offering by the Company. The warrant holder can also elect to receive in stock the excess of the stock market value over the warrant exercise price. These warrants have an estimated fair value of $219,000, which has been recorded as debt issue costs and is being amortized over the term of the loan.

         In February 1997, the Company sold 100,000 shares of Common Stock at $2.50 per share to the President of the Company. These shares are subject to the terms of a Restricted Stock Award Agreement. Deferred compensation in the amount of $250,000 was recorded related to this stock grant as the purchase price was below the fair market value of the Company's Common Stock at the date of grant. See - Note "O".

         The Company purchased during May 1997, two drilling rigs from U.S. Rig & Equipment, Inc. for cash and granted options to purchase 100,000 shares of Common Stock at $8 per share.

                       BAYARD DRILLING TECHNOLOGIES, INC.

         In connection with the issuance of Subordinated Notes executed in May 1997, the Company issued 1,140,000 shares of Common Stock at $7 per share. Additionally, the Company issued two series of detachable Warrants, designated as Series A Warrants and Series B Warrants. The Series A Warrants were exercisable at a price of $.01 per share and the Series B Warrants are exercisable at $7.50 per share. Both Series of Warrants expire 72 months from issuance. The Company issued Series A Warrants and Series B Warrants representing the right to purchase 798,000 shares and 912,000 shares of Common Stock, respectively. The fair market value of these warrants at the agreement closing date was $6 million, $4,024,000 of which was attributable to the Subordinated Notes. The warrant value applicable to the Subordinated Notes was allocated between the Subordinated Notes and warrants and recorded as a discount to the Subordinated Notes and additional paid in capital. The remaining discount to be amortized at December 31, 1997 was approximately $429,000. The amortization of this discount has been included in interest expense for 1997 and the first quarter of 1998, with the remaining discount included in the extraordinary loss recorded in 1998 .

         In June 1997, the Company granted options to employees to purchase 59,600 shares of Common Stock at $8 per share. Deferred compensation in the amount of $59,600 was recorded related to these stock options as the exercise price was below the fair market value of the Company's Common Stock at the date of grant. See - Note "O". In November 1997, the Company granted options to employees and executive officers to purchase 397,000 shares of Common Stock at $23 per share. During 1996 and 1997, the Company issued stock options to James
E. Brown, Edward S. Jacob and David E. Grose, each executive officers. These options issued pursuant to the 1997 Stock Option and Stock Award Plan, permit the purchase of 200,000, 50,000 and 50,000 shares of Common Stock, respectively, at an exercise price of $5, $5 and $10 per share, respectively. Messrs. Brown and Grose have not exercised any of these options, and all of their options remain outstanding at the date of this document. Mr. Jacob exercised options for 10,000 shares during 1998. Mr. Jacob received an additional 6,500 shares during 1999 in conjunciton with his severance in exchange for certain waivers and satisfaction of all obligations of the Company to Mr. Jacob under the 1997 Stock Option and Stock Award Plan or any other agreement. .

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

         In April 1998, the Company redeemed in full the $2.52 million principal amount of Subordinated Notes issued to Energy Spectrum together with accrued interest of $47,740. In connection therewith, Energy Spectrum waived its rights to require the Company to redeem the Subordinated Notes at 110% of par value. This redemption coupled with the redemption of $18 million principal amount of Subordinated Notes from Chesapeake at the time of the Initial Public Offering, leaves no Subordinated Notes outstanding.

         During 1998, the Company granted options to employees to purchase 15,000 shares of Common Stock at a weighted average exercise price of $12.23 per share and granted options to executive officers to purchase 353,000 shares of Common Stock at a weighted average exercise price of $6.02 per share. None of such options had been exercised, and all of such options remained outstanding at December 31, 1998.

NOTE L -- COMMITMENTS AND CONTINGENCIES

         The Company has entered into two-year employment agreements with three executive officers, of which two have expired by their own term, which provide for the payment of the remaining term of each agreement upon a

                       BAYARD DRILLING TECHNOLOGIES, INC.

change of control. As of December 31, 1998, benefits under such agreements, assuming a change of control, would aggregate approximately $52,500.

         As of December 31, 1998, the Company had no construction commitments for rig refurbishment.

NOTE M -- LITIGATION

         A purported class action lawsuit is pending against the Company, certain directors and officers of the Company, the managing underwriters of the Initial Public Offering, and certain current and former stockholders of the Company, alleging violations of federal securities laws in connection with the Initial Public Offering. The lawsuit, Yuan v. Bayard Drilling Technologies, Inc., et al. ("Yuan"), was filed on February 3, 1998 in the United States District Court for the Western District of Oklahoma. The principal plaintiff in Yuan is Tom Yuan. The defendants in this case include Bayard, Chesapeake, Energy Spectrum LLC, James E. Brown, David E. Grose, Carl B. Anderson, III, Merrill A. Miller, Jr., Sidney L. Tassin, Lew O. Ward, Mike Mullen, Roy T. Oliver, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers, Inc., Prudential Securities, Inc., Rauscher Pierce Refsnes, Inc. (a predecessor to Dain Rauscher Incorporated) and Raymond James & Associates, Inc.

         The plaintiffs in this lawsuit purport to sue on their own behalf and on behalf of all persons who purchased shares of Bayard Common Stock on or traceable to the Initial Public Offering. In the lawsuit, plaintiffs allege claims against all defendants under the Securities Act. The plaintiffs allege that the registration statement and prospectus for the Initial Public Offering contained materially false and misleading information and omitted to disclose material facts. In particular, the plaintiffs allege that such registration statement and prospectus failed to disclose financial difficulties of Chesapeake, the Company's largest customer, and the effects of such difficulties on Chesapeake's ability to continue to provide the Company with substantial drilling contracts. The complaint further allege that the Company failed to disclose pre-offering negotiations with R. T. Oliver Drilling, Inc., whom the plaintiffs allege was a related party, for the purchase of drilling rigs. In addition, the complaint allege that the Company failed to disclose that its growth strategy required costly refurbishment of older drilling rigs that would dramatically increase the Company's costs, which could not be sustained by internally generated cash flow. Plaintiffs are seeking rescission and damages.

         Two other suits, Khan v. Bayard Drilling Technologies, Inc., et al. ("Khan") and Burkett v. Bayard Drilling Technologies, Inc., et al. ("Burkett"), which were filed in District Court in and for Oklahoma County, State of Oklahoma on January 14, 1998 and February 2, 1998, respectively, and alleged essentially the same claims as Yuan, were dismissed without prejudice in May 1998 on a joint application filed by all parties. The plaintiffs in Khan and Burkett, along with others, have been appointed as lead plaintiffs in the Yuan federal court suit, now styled to include the other lead plaintiffs, as Yuan, et al., and an amended consolidated complaint was filed on July 30, 1998. A motion to dismiss the claims in this lawsuit has been filed by Bayard and the other defendants and is currently pending before the court.

         Bayard is also involved in litigation arising from time to time in the ordinary course of its business, including workers' compensation claims and disputes arising out of its drilling activities. Such disputes include two claims filed against Bayard and Marathon Oil Company on November 13, 1998 and February 17, 1999 in the District Court of Washita County in the State of Oklahoma. Eldred L. and Patricia A. Schneberger and Irene F. and James H. Howard, the plaintiffs in these lawsuits, seek remedies including an order of abatement and actual, consequential and punitive damages for losses allegedly incurred in connection with a drilling project that utilized one of Bayard's rigs. These lawsuits are in preliminary stages with initial discovery commencing, thus the Company is unable to estimate the potential for liability on these claims.

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

                       BAYARD DRILLING TECHNOLOGIES, INC.

NOTE N -- EMPLOYEE BENEFIT PLAN

         The Company has a profit sharing plan for certain eligible employees who have attained the age of 21 and completed at least one year of service. Participants may contribute up to 20% of compensation for any plan year. The Company's discretionary contribution is based on the participants total years of service. The Company has made contributions of approximately $504,635 through December 31, 1998.

NOTE O -- BENEFIT AND COMPENSATION PLAN

         In April 1997, the Board of Directors approved the adoption of an Employee Stock Plan ("the Plan") whereby 1,600,000 shares of Common Stock are authorized for issuance under the Plan to officers and employees. The Plan permits the issuance of qualified or nonqualified stock options, as well as granting of certain other awards, including shares of restricted stock. Options granted become vested at the rate of 20% per year one year after being granted, with the options expiring six years from the original grant date. The exercise price for options granted through December 31, 1998 was based on the Company's estimate of the fair market value on the date of the grant. Through December 31, 1998, 1,283,600 options and 100,000 shares of restricted stock (denoted below) were issued under the Plan, 289,020 of which were exercisable at December 31, 1998, at a weighted average exercise price of $15.41.

Activity pertaining to the Plan is as follows:

                                                                    WEIGHTED
                                                    NUMBER OF       AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                   -----------   --------------
Outstanding at
  December 10, 1996............................             --            --
     Granted...................................        200,000        $ 5.00
     Exercised.................................             --            --
                                                   -----------
Outstanding at
  January 1, 1997..............................        200,000        $ 5.00
     Granted...................................        644,600        $19.17
     Forfeited.................................          2,500        $23.00
     Exercised ................................             --            --
                                                   -----------
Outstanding at
  January 1, 1998..............................        842,100        $15.75
     Granted...................................        463,500        $ 6.29
     Forfeited.................................         12,000        $23.00
     Exercised ................................         10,000        $ 5.00
                                                   -----------
  December 31, 1998............................      1,283,600        $12.27

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        ASSUMPTION               1998               1997                1996
                                        ----------               ----               ----                ----
                                    Expected Term:               5.00               6.00                6.00
                              Expected Volatility:             38.88%             42.49%              40.00%
                          Expected Dividend Yield:                 0%                 0%                  0%
                          Risk-Free Interest Rate:              5.49%              6.01%               6.00%

The following table summarizes information about stock options outstanding at December 31, 1998:

                              OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                              -------------------                                    -------------------
                           NUMBER           WGTD. AVG.                           NUMBER
      RANGE OF           OUTSTANDING        REMAINING         WGTD. AVG.       EXERCISABLE       WGTD. AVG.
  EXERCISE PRICES        AT 12/31/98       CONTR. LIFE      EXERCISE PRICE     AT 12/31/98     EXERCISE PRICE
  ---------------        -----------       -----------      --------------     -----------     --------------
   $2.50 to $4.99           100,000            4.00             $2.50            40,000            $2.50
  $5.00 to $10.00           742,100            4.88             $5.50            111,720           $5.76
  $10.01 to $23.00          541,500            5.64             $21.54           177,300           $21.48
  ----------------       -----------           ----             ------           -------           ------
  $5.00 to $23.00         1,383,600            4.84             $11.56           329,020           $14.52

                       BAYARD DRILLING TECHNOLOGIES, INC.

         The Company applies APB Opinion 25 in accounting for the Plan. APB No. 25 requires that expense be recorded for any difference between the option price and market value on the measurement date. Accordingly, because the exercise price of all options equaled or exceeded the market price at date of grant, no compensation cost has been recognized in 1998, 1997 or 1996. Had compensation been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been reduced as follows:

                                                                                 DECEMBER 31
                                                                                 -----------
                                                                 1996               1997            1998
                                                                ------            --------         -------
Net income (loss):                                                  (in thousands, except per share data)
    As reported                                                 $  267            $ (2,086)        $ (5,582)
    Pro forma (net of effective tax of 38%)                        261              (2,677)          (5,692)
Earnings per share, basic and fully diluted:
    As reported, basic                                             .05                (.23)            (.31)
    Pro forma, basic                                               .05                (.30)            (.31)
    As reported, diluted                                           .05                (.18)            (.31)
    Pro forma, diluted                                             .05                (.23)            (.31)

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized unaudited quarterly financial data for fiscal 1998 are as follows ($ in thousands except per share data):

                                                                                 QUARTERS ENDED
                                                                                 --------------
                                                  MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                  --------          -------        ------------    ------------
                                                    1998              1998             1998              1998
                                                    ----              ----             ----              ----
Net sales........................................ $ 23,962          $20,215          $ 20,625         $ 14,270
Gross profit (loss) (a)..........................    5,986            4,262             3,733           (3,470)
Net income (loss) before extraordinary
    item.........................................    1,757              739            (1,453)          (6,287)
Net income (loss) per share:
    Basis........................................      .10              .04              (.08)            (.35)
    Diluted......................................      .10              .04              (.08)            (.35)

(a) Total revenue excluding interest and other income, less total costs and expenses excluding depreciation and amortization expense.

(b) Reports on Form 8-K

         On October 21, 1998, the Company filed a Current Report on Form 8-K, dated October 19, 1998, reporting under Item 5 (other events) that the Company had entered into an agreement contemplating a merger whereby the Company would become a wholly owned subsidiary of Nabors Industries, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, State of Oklahoma, on March 30, 1999.

                                    BAYARD DRILLING TECHNOLOGIES, INC.


                                       By: /s/ JAMES E. BROWN
                                          -------------------------------------
                                             James E. Brown
                                             Chairman of the Board, President
                                             and Chief Executive Officer

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


SIGNATURE                       TITLE                                                DATE
/s/ JAMES E. BROWN              Chairman of the Board, President and Chief           March 30, 1999
---------------------           Executive Officer (Principal Executive
James E. Brown                  Officer)




/s/ DAVID E. GROSE              Vice President and Chief Financial Officer           March 30, 1999
---------------------           (Principal Financial and Accounting Officer)
David E. Grose



/s/ CARL B. ANDERSON, III       Director                                             March 30, 1999
-------------------------
Carl B. Anderson, III



/s/ MARK LIDDELL                Director                                             March 30, 1999
---------------------
Mark Liddell


/s/ MERRILL A. MILLER, JR.      Director                                             March 30, 1999
--------------------------
Merrill A. Miller, Jr.



/s/ SIDNEY L. TASSIN            Director                                             March 30, 1999
---------------------
Sidney L. Tassin



/s/ LEW O. WARD                 Director                                             March 30, 1999
---------------------
Lew O. Ward

                                INDEX TO EXHIBITS



          EXHIBIT
          NUMBER       DESCRIPTION
          -------      -----------
            2.1   --   Agreement and Plan of Merger, dated as of October 19,
                       1998, among Nabors Industries, Inc., Nabors Acquisition
                       Corp. VII and Bayard Drilling Technologies, Inc.
                       (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 1-3553) filed with the Securities and Exchange Commission on October 21, 1998).

            2.2   --   Amendment No. 1, dated as of January 15, 1999, to
                       Agreement and Plan of Merger among Nabors Industries,
                       Inc., Nabors Acquisition Corp. VII and Bayard Drilling
                       Technologies, Inc. (incorporated by reference to Exhibit
                       2.2 to the Registration Statement on form S-4 of Nabors
                       Industries, Inc. (Registration No. 333-72397) dated
                       February 16, 1999).

            2.3   --   Amendment No. 2, dated as of February 12, 1999, to
                       Agreement and Plan of Merger among Nabors Industries,
                       Inc., Nabors Acquisition Corp. VII and Bayard Drilling
                       Technologies, Inc.(incorporated by reference to Exhibit
                       2.3 to the Registration Statement on form S-4 of Nabors
                       Industries, Inc. (Registration No. 333-72397) dated
                       February 16, 1999).

            3.1   --   Restated Certificate of Incorporation of the Company
                       (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

            3.2   --   Amended and Restated Bylaws of the Company, as adopted
                       August 19, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

            4.1   --   Rights Agreement dated as of August 21, 1998 between
                       Bayard Drilling Technologies, Inc. and Norwest Bank
                       Minnesota, N.A., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit
                       B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock
                       (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 1-3553) filed with the Securities and Exchange Commission on August 24, 1998).

            4.2   --   First Amendment, dated as of October 19, 1998, to
                       Rights Agreement, dated as of August 21, 1998, between
                       Bayard Drilling Technologies, Inc. and Norwest Bank
                       Minnesota, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No.
                       1-3553) filed with the Securities and Exchange Commission on October 21, 1998).

            9.1   --   Second Amended and Restated Stockholders and Voting
                       Agreement, dated as of October 16, 1997, by and among the Company and the several stockholders that are signatories thereto (incorporated by reference to Exhibit 9.1 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

            9.2   --   First Amendment to Second Amended and Restated
                       Stockholders and Voting Agreement, dated as of November
                       3, 1997, by and among the Company and the several stockholders that are signatories hereto (incorporated by reference to Exhibit 9.2 to the Company's Registration
                       Statement on Form S-1 dated December 31, 1997,
                       Registration No. 333-43535).

           10.1   --   1997 Stock Option and Stock Award Plan of the Company
                       (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

           10.2   --   Forms of Non-Qualified Stock Option Agreements under
                       the 1997 Stock Option and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Company's
                       Registration Statement on Form S-1 dated November 4,
                       1997, Registration No. 333-34451).

           10.3   --   Master Agreement, dated as of November 26, 1996, by and
                       among the Company and the stockholders of the Company that are signatories thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 dated November 4, 1997, Registration No.
                       333-34451).

           10.4   --   Securities Purchase Agreement, dated as of April 30,
                       1997, by and among the Company, Energy Spectrum Partners
                       LP and Chesapeake Energy Corporation (the "May Securities
                       Purchase Agreement") (incorporated by reference to
                       Exhibit 10.10 to the Company's Registration Statement on
                       Form S-1 dated November 4, 1997, Registration No.
                       333-34451).

           10.5   --   Form of Subordinated Note of the Company issued
                       pursuant to the May Securities Purchase Agreement
                       (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

           10.6   --   Form of Series B Warrant to Purchase Common Stock of
                       the Company issued pursuant to the May Securities
                       Purchase Agreement (incorporated by reference to Exhibit
                       10.13 to the Company's Registration Statement on Form S-1 dated November 4, 1997, Registration No. 333-34451).

           10.7   --   Ward Drilling Company, Inc. Warrant to Purchase Common
                       Stock of the Company, dated May 30, 1997 (incorporated by reference to Exhibit 10.14 to the Company's Registration
                       Statement on Form S-1 dated November 4, 1997,
                       Registration No. 333-34451).

           10.8   --   Preferential Right to Transport Agreement, dated as of
                       May 30, 1997, by and between the Company and Geronimo
                       Trucking Company (incorporated by reference to Exhibit
                       10.15 to the Company's Registration Statement on Form S-1 dated November 4, 1997, Registration No.
                       333-34451).

           10.9   --   RR&T, Inc. Warrant to Purchase Common Stock of the
                       Company, dated May 1, 1997 (incorporated by reference to
                       Exhibit 10.16 to the Company's Registration Statement on
                       Form S-1 dated November 4, 1997, Registration No.
                       333-34451).

          10.10   --   Mike Mullen Warrant to Purchase Common Stock of the
                       Company, dated May 1, 1997 (incorporated by reference to
                       Exhibit 10.17 to the Company's Registration Statement on
                       Form S-1 dated November 4, 1997, Registration No.
                       333-34451).

          10.11   --   Loan and Security Agreement, dated as of May 1, 1997 by
                       and among Fleet Capital Corporation, the Company and Trend Drilling Co. (incorporated by reference to Exhibit
                       10.9 to the Company's Registration Statement on Form S-1 dated November 4, 1997, Registration No.
                       333-34451).

          10.12   --   Amended and Restated Loan Agreement, dated as of May 1,
                       1997, by and among The CIT Group/Equipment Financing,
                       Inc. and Fleet Capital Corporation, as Lenders, and the
                       Company and Trend Drilling Co., as Borrowers
                       (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No.
                       333-34451).

          10.13   --   Employment Agreement, dated as of December 10, 1996, by
                       and between the Company and James E. Brown (incorporated by reference to Exhibit 10.21 to the Company's
                       Registration Statement on Form S-1 dated November 4,
                       1997, Registration No. 333-34451).

          10.14   --   Restricted Stock Award Agreement, dated as of December
                       10, 1996, by and between the Company and James E. Brown
                       (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

          10.15   --   Employment Agreement, dated as of January 1, 1997, by and
                       between the Company and Ed Jacob (incorporated by reference to Exhibit 10.23 to the Company's Registration
                       Statement on Form S-1 dated November 4, 1997,
                       Registration No. 333-34451).

          10.16   --   Employment Agreement, dated as of July 16, 1997, by and
                       between the Company and David E. Grose (incorporated by reference to Exhibit 10.24 to the Company's Registration
                       Statement on Form S-1 dated November 4, 1997,
                       Registration No. 333-34451).

          10.17   --   Letter Agreement, dated as of August 20, 1997, by and
                       between the Company and Chesapeake Energy Corporation
                       (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

          10.18   --   Form of Indemnification Agreement entered into by the
                       Company and each of the directors and certain officers of the Company in connection with the Initial Public
                       Offering (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

          10.19   --   Agreement and Plan of Merger, dated as of October 9,
                       1997, by and among DLB Oil & Gas, Inc., the Company,
                       Bonray Acquisition Corp. and Bonray Drilling Corporation
                       (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

          10.20   --   1997 Non-Employee Directors' Stock Option Plan of the
                       Company (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

          10.21   --   Form of Nonqualified Option Agreement under the 1997
                       Non-Employee Directors' Option Plan of the Company
                       (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

          10.22   --   Registration Rights Agreement, dated as of October 16,
                       1997, by and among the Company, DLB Oil & Gas, Inc. and
                       Donaldson, Lufkin & Jenrette Securities Corporation
                       (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 dated
                       November 4, 1997, Registration No. 333-34451).

          10.23   --   Letter Agreement, dated as of October 3, 1997, by and
                       between the Company and The CIT Group/Equipment
                       Financing, Inc. (incorporated by reference to Exhibit
                       10.31 to the Company's Registration Statement on Form S-1 dated November 4, 1997, Registration No. 333-34451).

          10.24   --   Second Amended and Restated Registration Rights
                       Agreement, dated as of October 30, 1997, by and among the Company and the stockholders of the Company that are signatories thereto (incorporated by reference to Exhibit
                       10.32 to the Company's Registration Statement on Form S-1 dated November 4, 1997, Registration No. 333-34451).

          10.25   --   Stock Transfer Restriction Agreement, dated as of
                       November 3, 1997, by and between the Company and Donaldson, Lufkin & Jenrette Securities Corporation
                       (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 dated
                       December 31, 1997, Registration No. 333-43535).

          10.26   --   Asset Purchase Agreement, dated as of November 25,
                       1997, by and between the Company and R.T. Oliver
                       Drilling, Inc (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 dated
                       December 31, 1997, Registration No. 333-43535).

          10.27   --   Asset Purchase Agreement, dated as of May 26, 1998, by
                       and among Bayard Drilling, L.P., Bayard Drilling
                       Technologies, Inc. and TransTexas Gas Corporation
                       (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K filed on June 2,
                       1998).

          10.28   --   Drilling Alliance Agreement, dated as of June 26, 1998,
                       by and between Bayard Drilling, L.P. and TransTexas Gas
                       Corporation (incorporated by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K filed on July
                       9, 1998).

          10.29   --   Purchase Agreement, dated as of June 19, 1998, by and
                       among the Company, Bayard Drilling, L.L.C., Bayard
                       Drilling, L.P., Bonray Drilling Corporation, Trend
                       Drilling Co., Donaldson, Lufkin & Jenrette Securities
                       Corporation, BT Alex Brown, Dain Rauscher Wessels and
                       Lehman Brothers Inc. (incorporated by reference to
                       Exhibit 10.31 to the Company's Registration Statement on
                       Form S-4 (Registration No. 333-59623)).

          10.30   --   Waiver of Certain Rights Under Second Amended and
                       Restated Stockholders and Voting Agreement dated June 2,
                       1998, by Charles E. Davidson, Mark Liddell and Mike
                       Liddell (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-4
                       (Registration No. 333-59623)).

          10.31   --   Stock Option Agreement, dated as of October 19, 1998,
                       between Nabors Industries, Inc. and Bayard Drilling
                       Technologies, Inc. (incorporated by reference to Exhibit
                       10.1 of the Company's Current Report on Form 8-K (File
                       No. 1-3553) filed with the Securities and Exchange
                       Commission on October 21, 1998).

           16.1   --   Letter re: Change in certifying Accountant (incorporated
                       by reference to Exhibit 16.1 of the Company's Annual
                       Report on Form 10-K (File No. 1-3553) filed with the
                       Securities and Exchange Commission on March 31, 1998).

           21.1   --   Subsidiaries of the Company (incorporated by reference
                       to Exhibit 21.1 to the Company's Registration Statement on Form S-4 dated , July 22, 1998, Registration No.
                       333-59623).

           24.1   --   Powers of Attorney (included in the signature page
                       hereof).

           27.1   --   Financial Data Schedule*

           99.1   --   Stockholder Agreement, dated as of October 19, 1998,
                       between Nabors Industries, Inc. and James E. Brown
                       (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K (File No. 1-3553) filed with the Securities and Exchange Commission on October 21, 1998).

           99.2   --   Stockholder Agreement, dated as of October 19, 1998,
                       between Nabors Industries, Inc. and Carl B. Anderson, III
                       (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K (File No. 1-3553) filed with the Securities and Exchange Commission on October 21, 1998).

           99.3   --   Stockholder Agreement, dated as of October 19, 1998,
                       between Nabors Industries, Inc. and AnSon Partners,
                       L.L.C. as successor in interest to AnSon Partners LP
                       (incorporated by reference to Exhibit 10.4 to the Registration Statement on form S-4 of Nabors Industries,
                       Inc. (Registration No. 333-72397) dated February 16,
                       1999).

           99.4   --   Stockholder Agreement, dated as of October 19, 1998,
                       between Nabors Industries, Inc. and Energy Spectrum
                       Partners, L.P. (incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K (File No.
                       1-3553) filed with the Securities and Exchange Commission on October 21, 1998).

           99.5   --   Stockholder Agreement, dated as of October 19, 1998,
                       between Nabors Industries, Inc. and Wil-Cas Investments,
                       L.P. (incorporated by reference to Exhibit 99.5 of the Company's Current Report on Form 8-K (File No. 1-3553) filed with the Securities and Exchange Commission on October 21, 1998).

---------

* Filed herewith.