Form 10-Q
period 1999-03-31
BAYARD DRILLING TECHNOLOGIES INC
filed 1999-05-17
CIK 1044478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.  For the quarterly period ended March 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from ________ to _________.


                        Commission file number 001-13553

                       BAYARD DRILLING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                        73-1508021
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

     515 W. GREENS ROAD, SUITE 1200                             73116-1679
             HOUSTON, TEXAS                                     (Zip Code)
(Address of principal executive offices)


                                 (281) 874-0035
              (Registrant's telephone number, including area code)



                         4005 NW EXPRESSWAY, SUITE 550E
                             OKLAHOMA CITY, OKLAHOMA
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            YES  X   NO
                                                                ---     ---

Outstanding shares of the registrant's common stock, par value $.10 per share, at April 30, 1999: 1,000

EXPLANATORY NOTE: On April 7, 1999, Bayard Drilling Technologies, Inc. merged with Nabors Acquisition Corp. VII, a wholly owned subsidiary of Nabors Industries, Inc. At the effective time of the merger, Bayard was the surviving corporation in the merger, and became a wholly owned subsidiary of Nabors Industries. At the effective time of the merger, each Bayard share ceased to be outstanding and instead represented a right to receive .3375 shares of Nabors Industries common stock and $.30 in cash. As a result, Bayard's common stock is no longer registered under the Securities and Exchange Act of 1934, as amended. However, pursuant to an outstanding indenture, Bayard remains contractually obligated to file periodic reports with the Securities and Exchange Commission. This filing is made pursuant to this obligation.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                                      INDEX

                                                                                                          PAGE NO.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets - March 31, 1999 and December 31, 1998...........................................1

             Statements of Operations - Three months ended March 31, 1999 and 1998.......................... 2

             Statements of Cash Flows - Three months ended March 31, 1999 and 1998...........................3

             Notes to Financial Statements ..................................................................4

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................6

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds.......................................................10

Item 4.      Submission of Matters to a Vote of Security  Holders........................................... 10

Item 6.      Exhibits and reports on Form 8-K................................................................10

Signatures...................................................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       BAYARD DRILLING TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                               ASSETS
                                                                                DECEMBER 31,    MARCH 31,
                                                                                    1998          1999
                                                                                ------------   ----------
CURRENT ASSETS:
     Cash ....................................................................   $    2,553    $    2,379
     Accounts receivable .....................................................       12,800         6,722
     Prepaid expenses and other current assets ...............................        1,838           549
                                                                                 ----------    ----------
               Total current assets ..........................................       17,191         9,650
Property, plant and equipment, net ...........................................      285,316       280,422
Goodwill, net of accumulated amortization of $1,247 at
     December 31, 1998 and $1,465 at March 31, 1999...........................       11,832        11,615
Other assets .................................................................        5,001         4,147
                                                                                 ----------    ----------
               Total assets ..................................................   $  319,340    $  305,834
                                                                                 ==========    ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ........................................................   $    9,783    $    6,287
     Accrued liabilities .....................................................        5,164         8,129
     Current portion of long-term debt .......................................        6,050         6,070
                                                                                 ----------    ----------
               Total current liabilities .....................................       20,997        20,486
Deferred income tax liabilities ..............................................       10,448         5,999
Other long-term liabilities ..................................................        3,207         3,207
Long-term debt, less current maturities ......................................      111,683       110,166
                                                                                 ----------    ----------
               Total liabilities .............................................      146,335       139,858
                                                                                 ----------    ----------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 20,000 shares authorized; none
           issued or outstanding .............................................         --            --
     Common stock, $0.01 par value, 100,000 shares authorized; 18,200 shares issued and outstanding at December 31, 1998;
           18,269 at March 31, 1999 ..........................................          182           183
     Additional paid-in capital (net of deferred compensation of $206 at
           December 31, 1998 and $193 at March 31, 1999) .....................      180,525       180,753
     Accumulated deficit .....................................................       (7,702)      (14,960)
                                                                                 ----------    ----------
           Total stockholders' equity ........................................      173,005       165,976
                                                                                 ----------    ----------
           Total liabilities and stockholders' equity ........................   $  319,340    $  305,834
                                                                                 ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,

                                                            1998          1999
                                                         ----------    ----------
REVENUES:
     Drilling ........................................   $   23,962    $   10,976
                                                         ----------    ----------
COST AND EXPENSES:
     Drilling ........................................       17,221        12,688
     General and administrative ......................          755         2,341
     Depreciation and amortization ...................        3,169         3,388
                                                         ----------    ----------
          Total costs and expenses ...................       21,145        18,417
                                                         ----------    ----------
          Operating income (loss) ....................        2,817        (7,441)
                                                         ----------    ----------

OTHER INCOME (EXPENSE):
     Interest expense ................................         (367)       (3,225)
     Interest income .................................          496            40
     Other ...........................................           86        (1,081)
                                                         ----------    ----------
          Total other income (expense) ...............          215        (4,266)
                                                         ----------    ----------
Earnings (loss) before income taxes ..................        3,032       (11,707)
Income tax  (benefit) - deferred .....................        1,275        (4,449)
                                                         ----------    ----------
Net earnings (loss) ..................................   $    1,757    $   (7,258)
                                                         ==========    ==========
EARNINGS (LOSS) PER SHARE:
     Basic ...........................................   $      .10    $     (.40)
                                                         ==========    ==========
     Diluted .........................................   $       10    $     (.40)
                                                         ==========    ==========

Weighted average common shares
      outstanding, basic .............................       18,184        18,269
                                                         ==========    ==========
Weighted average common shares
      outstanding, diluted ...........................       18,488        18,269
                                                         ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ------------------------
                                                                            1998          1999
                                                                         ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $    6,975    $       67
                                                                         ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment .......................      (27,094)         (910)
         Proceeds from sale of assets ................................           63         1,948
         Purchase of investments .....................................          355          --
                                                                         ----------    ----------
                  Net cash (used for) provided by investing activities      (26,676)        1,038
                                                                         ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of options ...........................         --             216
         Payments on long-term debt ..................................       (1,863)       (1,495)
                                                                         ----------    ----------
                    Net cash used for financing activities ...........       (1,863)       (1,279)
                                                                         ----------    ----------

Net change in cash ...................................................      (21,564)         (174)
Cash at beginning of period ..........................................       49,302         2,553
                                                                         ----------    ----------
Cash at end of period ................................................   $   27,738    $    2,379
                                                                         ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                       BAYARD DRILLING TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  INTERIM FINANCIAL INFORMATION

         The unaudited condensed consolidated financial statements of Bayard Drilling Technologies, Inc. ("Bayard" or the "Company"), are prepared in conformity with generally accepted accounting principles ("GAAP"), but do not purport to be a complete presentation inasmuch as all note disclosures required by GAAP are not included. Reference is made to the Company's 1998 Annual Report on Form 10-K for additional note disclosures.

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the periods ended March 31, 1999 and 1998 in accordance with GAAP. Interim results for the three months ended March 31, 1999 are not necessarily indicative of results which will be realized for the full year ending December 31, 1999.

NOTE 2  LITIGATION

         A purported class action lawsuit is pending against the Company, certain directors and officers of the Company, the managing underwriters of the Company's initial public offering, and certain former stockholders of the Company, alleging violations of federal securities laws in connection with the initial public offering. The lawsuit, Yuan v. Bayard Drilling Technologies, Inc., et al. ("Yuan"), was filed on February 3, 1998 in the United States District Court for the Western District of Oklahoma. The principal plaintiff in Yuan is Tom Yuan. The defendants in this case include Bayard, Chesapeake, Energy Spectrum LLC, certain former directors and officers of the Company (James E. Brown, David E. Grose, Carl B. Anderson, III, Merrill A. Miller, Jr., Sidney L. Tassin, Lew O. Ward, Mike Mullen), Roy T. Oliver, and the underwriters in the offering (Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers, Inc., Prudential Securities, Inc., Rauscher Pierce Refsnes, Inc. (a predecessor to Dain Rauscher Incorporated) and Raymond James & Associates, Inc.).

         The plaintiffs in this lawsuit purport to sue on their own behalf and on behalf of all persons who purchased shares of Bayard common stock on or traceable to the initial public offering. In the lawsuit, plaintiffs allege claims against all defendants under the Securities Act of 1933. The plaintiffs allege that the registration statement and prospectus for the initial public offering contained materially false and misleading information and omitted to disclose material facts. In particular, the plaintiffs allege that such registration statement and prospectus failed to disclose financial difficulties of Chesapeake, the Company's largest customer, and the effects of such difficulties on Chesapeake's ability to continue to provide the Company with substantial drilling contracts. The complaint further alleges that the Company failed to disclose pre-offering negotiations with R. T. Oliver Drilling, Inc., whom the plaintiffs allege was a related party, for the purchase of drilling rigs. In addition, the complaint allege that the Company failed to disclose that its growth strategy required costly refurbishment of older drilling rigs that would dramatically increase the Company's costs, which could not be sustained by internally generated cash flow. Plaintiffs are seeking rescission and damages.

         Two other related suits, Khan v. Bayard Drilling Technologies, Inc., et al. ("Khan") and Burkett v. Bayard Drilling Technologies, Inc., et al. ("Burkett"), which were filed in District Court in and for Oklahoma County, State of Oklahoma on January 14, 1998 and February 2, 1998, respectively, and alleged essentially the same claims as Yuan. These suits were consolidated with Yaun, and the plaintiffs in Khan and Burkett, along with others, have been appointed as lead plaintiffs in the Yuan federal court suit. An amended consolidated complaint was filed on July 30, 1998, and a motion to dismiss has been filed by the Company and the other defendants and is currently pending before the court.

         The Company is also involved in litigation arising from time to time in the ordinary course of its business, including workers' compensation claims and disputes arising out of its drilling activities. Such disputes include two claims filed against the Company and Marathon Oil Company on November 13, 1998 and February 17, 1999 in the District Court of Washita County in the State of Oklahoma. Eldred L. and Patricia A. Schneberger and Irene F. and

James H. Howard, the plaintiffs in these lawsuits, seek remedies including an order of abatement and actual, consequential and punitive damages for losses allegedly incurred in connection with a drilling project that utilized one of Bayard's rigs. These lawsuits are in preliminary stages with initial discovery commencing, thus the Company is unable to estimate the potential for liability on these claims.

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

NOTE 3  SUBSEQUENT EVENTS

         On April 7, 1999, Nabors Industries, Inc. ("Nabors") and Bayard completed the merger of Bayard and a special purpose subsidiary of Nabors. As a result of the merger, Bayard stockholders received .3375 shares of Nabors common stock and $.30 cash for each share of Bayard common stock outstanding immediately prior to the merger. After the merger, Bayard had outstanding 1,000 shares of common stock, par value $.10 per share, all of which were issued to Nabors. All of the Company's debt, including the $100.0 million 11% senior notes due 2005 (the "11% Notes") remained an obligation of Bayard following the merger. The merger will be accounted for under the purchase method of accounting. The total purchase price will be allocated to net assets based on their estimated fair values, which will result in an approximate $110.0 million to $120.0 million reduction in property, plant and equipment.

         As of March 31, 1999, the Company's primary bank debt facilities consisted of a term loan (the "Term Loan") under an agreement (the "Term Loan Agreement") with CIT and Fleet Capital Corporation ("Fleet") and a $10 million revolving loan facility under a revolving loan agreement with Fleet (the "Revolving Loan Agreement"). As of March 31, 1999, $14.3 million was outstanding on the Term Loan and approximately $1.3 million in letters of credit were outstanding on the revolving loan facility. Both the Term Loan Agreement and the Revolving Loan Agreement terms required that the Company obtain the consent of CIT and Fleet prior to the merger with Nabors. In obtaining the required consents, the Company agreed to pay off the Term Loan and cancel the revolving credit facility. During April 1999, the Company prepaid the balance of the Term Loan using proceeds from an asset sale to a subsidiary of Nabors. The assets were sold at their fair market value pursuant to an appraisal by an independent, certified appraiser. In May 1999, the Company cancelled the revolving credit facility and used proceeds from the sale to pay the prepayment penalty and to collateralize the $1.3 million in letters of credit outstanding under the revolving credit facility.

         On May 7, 1999, the Company offered to purchase any and all of its outstanding 11% Notes at a purchase price, in cash, equal to 101% of the aggregate principal amount, plus accrued interest (the "Offer"). The Offer will expire at 5:00 P.M. New York City time on June 7, 1999, unless the Company at its sole discretion extends such date. The Company does not currently have sufficient funds available to make the June 30, 1999 interest payment on the 11% Notes, and it is unlikely to be able to do so. Although the Company does not currently have sufficient funds to consummate the Offer, Nabors has indicated to the Company that it is prepared, subject to the execution of mutually satisfactory agreements and compliance with applicable contractual obligations, to make funds available in exchange for assets of the Company having a fair market value equal to the funds required. Except as set forth above, Nabors has advised the Company that it is not prepared (1) to advance or make funds available to the Company to meet any financial obligations, including making funds available on any of the 11% Notes, making funds available for the June 30, 1999 interest payment on the 11% Notes or otherwise making funds available to the Company, or (2) to assume any of the Company's debt obligations or other liabilities. Nabors has stated to the Company that it reserves the right to change this position, in its sole and absolute discretion.

                       BAYARD DRILLING TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         On April 7, 1999, Nabors Industries, Inc. ("Nabors") and Bayard completed the merger of Bayard and a special purpose subsidiary of Nabors. As a result of the merger, Bayard stockholders received .3375 shares of Nabors common stock and $.30 cash for each share of Bayard common stock outstanding immediately prior to the merger. After the merger, Bayard had outstanding 1,000 shares of common stock, par value $.10 per share, all of which were issued to Nabors. All of the Company's debt, including the $100.0 million 11% senior notes due 2005 (the "11% Notes") remained an obligation of Bayard following the merger. The merger will be accounted for under the purchase method of accounting. The total purchase price will be allocated to net assets based on their estimated fair values, which will result in an approximate $110.0 million to $120.0 million reduction in property, plant and equipment.

DOMESTIC LAND DRILLING INDUSTRY OVERVIEW

         The significant decline in crude oil prices that began during the fourth quarter of 1997 has resulted in the continued reduction in the demand for drilling services in all of the Company's areas of operation. The decline in oil prices stemmed from a reduction in demand growth rates brought about by the Asian recession and three consecutively warmer than normal winters in North America. Additionally, the supply of crude oil increased as a result of increased production quotas by the Organization of Petroleum Exporting Countries
(OPEC) and renewed production by Iraq. The resulting excess supply of crude oil caused significant declines in crude oil prices throughout 1998. During the fourth quarter of 1998, crude oil prices averaged $12.90 per barrel, representing historically low inflation adjusted levels. Although crude oil prices showed some improvement by the end of the Current Quarter, the Current Quarter average was only $13.14 per barrel. Natural gas prices were also lower than the prior year comparable period as warmer than normal winters in North America during 1997, 1998 and 1999 weakened demand. The reduced prices for oil and gas led to sharp declines in the demand for drilling services on a worldwide basis, as oil and gas companies significantly reduced capital spending for exploration, development and production activities. The total active US land rig count has continued to decline throughout the Current Quarter, reaching historically low levels by quarter end. These factors have resulted in a reduction in the Company's rig utilization and rig dayrates as compared to the prior year period. The Company cannot predict the future level of demand for its contract drilling services, future conditions in the contract drilling industry or future contract drilling rates, however, the Company does not expect any improvements in rig utilization or profitability in the near future.

FINANCIAL CONDITION AND LIQUIDITY

         The sharp decline in the demand for the Company's drilling services has severely effected the Company's cash flows and liquidity. The Company's operations generated cash of only $67,000 for the three months ended March 31, 1999. Based on current market conditions, it is unlikely that cash generated from operations will improve during the second quarter of 1999 and is more likely to deteriorate further.

         On May 7, 1999, the Company offered to purchase any and all of its outstanding 11% Notes at a purchase price, in cash, equal to 101% of the aggregate principal amount, plus accrued interest (the "Offer"). The Offer will expire at 5:00 P.M. New York City time on June 7, 1999, unless the Company at its sole discretion extends such date. The Company does not currently have sufficient funds available to make the June 30, 1999 interest payment on the 11% Notes, and it is unlikely to be able to do so unless additional asset sales are made. Although the Company does not currently have sufficient funds to consummate the Offer, Nabors has indicated to the Company that it is prepared, subject to the execution of mutually satisfactory agreements and compliance with applicable contractual obligations, to make funds available in exchange for assets of the Company having a fair market value equal to the funds required. Except as set forth above, Nabors has advised the Company that it is not prepared (1) to advance or make funds available to the Company to meet any financial obligations, including making funds available on any of the 11% Notes, making funds available for the June 30, 1999 interest payment on the 11% Notes or otherwise making funds available to the Company, or (2) to assume any of the Company's debt obligations or other liabilities. Nabors has stated to the Company that it reserves the right to change this position, in its sole and absolute discretion, however, there can be no assurance that Nabors will do so.

         As of March 31, 1999, the Company's primary bank debt facilities consisted of a term loan (the "Term Loan") under an agreement (the "Term Loan Agreement") with CIT and Fleet Capital Corporation ("Fleet") and a $10 million revolving loan facility under a revolving loan agreement with Fleet (the "Revolving Loan Agreement"). As of March 31, 1999, $14.3 million was outstanding on the Term Loan and approximately $1.3 million in letters of credit were outstanding on the revolving loan facility. Both the Term Loan Agreement and the Revolving Loan Agreement terms required that the Company obtain the consent of CIT and Fleet prior to the merger with Nabors. In obtaining the required consents, the Company agreed to pay off the Term Loan and cancel the revolving credit facility. During April 1999, the Company prepaid the balance of the Term Loan using proceeds from an asset sale to a subsidiary of Nabors. The assets were sold at their fair market value pursuant to an appraisal by an independent, certified appraiser. In May 1999, the Company cancelled the revolving credit facility and used proceeds from the sale to pay the prepayment penalty and to collateralize the $1.3 million in letters of credit outstanding under the revolving credit facility.

         From December 31, 1998 to March 31, 1999, the Company's working capital position decreased by $7.0 million to a deficit of $10.8 million. This was primarily the result of lower accounts receivable balances and less cash being received as a result of the decline in drilling activity.

Operating Activities

         During the three months ended March 31, 1999 ("Current Quarter"), net cash provided by operating activities totaled $67,000. The Company generated a net loss before non-cash deferred income tax benefits of $11.7 million. The loss included depreciation expense of $3.4 million, which represents a non-cash item. Working capital changes provided cash of $7.5 million.

Investing Activities

         During the Current Quarter, the Company invested $.9 million in fixed assets and $2.0 million in cash was provided from sales of assets.

Financing Activities

         During the Current Quarter, the Company's payments under the Loan Agreements totaled $1.5 million.

RESULTS OF OPERATIONS

         Revenues decreased approximately $13.0 million, or 54%, to $11.0 million for the Current Quarter, from $24.0 million for the prior year period. Revenues decreased due to lower rig utilization, which averaged 29% during the Current Quarter, compared to 85% during the prior year period. Additionally, average dayrates were lower during the Current Quarter as compared to the prior year period. The decrease in rig utilization and dayrates was the result of the reduced demand for drilling services stemming from the sharp declines in oil and gas prices throughout 1998 and 1999, as the Company's customers reduced spending for exploration, development and production activities. As of March 31, 1999, the Company had 73 rigs available for service.

         The gross margin percentage decreased during the Current Quarter to a negative 16% from 28% for the prior year period. This decrease related to lower average dayrates, costs associated with stacking rigs and significant bad debt expense all resulting from the deterioration of market conditions.

         General and administrative expense remained fairly constant for the Current Quarter, as compared to the same period of 1998, before inclusion of approximately $1.6 million for the acceleration of amortization of certain prepaid costs, the write off of certain merger costs, the write off of certain legal action costs and the write down of certain asset values.

         Depreciation and amortization expense increased by $.2 million, or 7%, to $3.4 million for the Current Quarter, as compared to $3.2 million for the prior year period. The increase was primarily due to additions to property, plant and equipment during 1998.

         Interest expense was $3.2 million for the Current Quarter as compared to $.4 million for prior year period due to interest associated with the 11% Notes issued during June 1998.

         Other expense increased for the Current Quarter as compared to the prior year period, due to a reduction in interest income and the recording of a loss on the sale of assets.

         For the Current Quarter, the income tax benefit was $4.4 million compared to the income tax expense of $1.3 million for the prior year period. This benefit was due to the loss before income taxes recognized in the amount of $11.7 million for the Current Quarter versus the earnings before income taxes recognized in the amount of $3.0 million for the prior year period.

YEAR 2000 ISSUE AND COMPLIANCE PROGRAM

         As a result of the merger with Nabors, the Company has been included in the Year 2000 compliance program of Nabors.

         Background - The Year 2000 problem ("Y2K") refers to the fact that a number of computers, computer programs and other equipment with embedded chips or processors (referred to collectively as "Systems") in use today, use two digits rather than four digits to define the applicable year. Any Systems that are date sensitive may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in miscalculations or System failures causing disruptions of operations, as well as potentially exposing the Company to third party liability.

         Y2K Compliance Program - Nabors has initiated a Y2K compliance program to ensure that all of the critical Systems and processes that are under its direct control remain functional. Nabors has organized a task force of key employees and engaged an outside consultant to assist in the management of its Y2K compliance program. Nabors' Y2K compliance program focuses on Nabors' Systems as well as the Systems of key third party service providers, product suppliers and customers. The first phase of the program consisted of inventorying or identifying all Systems. The identified Systems are being prioritized and all critical Systems are being assessed for Y2K compliance as part of the second phase of the program. In the third phase, Systems have been or will be remediated or replaced as necessary and contingency plans will be developed if deemed appropriate. The fourth phase involves testing all critical systems to ensure Y2K compliance. Nabors has substantially completed the inventory and assessment phases of the program and is moving forward with the remediation and testing phases as necessary. Nabors anticipates the entire program being completed well in advance of the year 2000.

         Critical Systems - The Systems that are critical to Nabors' operations include both its accounting and administrative Systems and its operational Systems. Upgrades to a number of Nabors' accounting and administrative Systems in the ordinary course of business have had the added benefit of resolving certain Y2K compliance issues. Accordingly, Nabors believes its critical accounting and administrative Systems, which consists primarily of computer hardware and software, to be substantially Y2K compliant. Nabors' critical operational Systems consist primarily of Systems in use on Nabors' drilling rigs. Nabors has completed an inventory of each drilling rig's critical Systems and has substantially completed assessing these Systems for Y2K compliance. Nabors' mechanical rigs appear to be Y2K compliant. Currently, Nabors is not in a position to reasonably predict the likely worst case Y2K scenario for its SCR drilling rigs, but expects to be able to do so following the completion of its drilling rig assessment on or about June 30, 1999.

         Key Third Parties - Third parties that are key to Nabors' operations include suppliers that provide capital equipment and other supplies and services essential to the operation of Nabors' drilling rigs or business, and customers that provide a source of revenue and cash flow to Nabors. Any significant Y2K disruptions of Nabors' key suppliers and customers could adversely impact Nabors' financial condition, results of operations or cash flows. Nabors is directly contacting key suppliers and customers and is reviewing published information of various suppliers to determine the state of their Y2K readiness. Because Nabors must rely on representations made by key third parties with respect to their state of Y2K readiness, it cannot guarantee that all of the Systems of key third parties that are relied upon by Nabors will remain functional. Nabors has substantially completed identifying and contacting all key third parties with respect to their Y2K readiness.

         Costs - To date, the incremental costs incurred by Nabors that relate solely to the Y2K compliance program have not been and are not expected to be material. These costs are exclusive of upgrades made to Nabors' Systems in the ordinary course of business and consist primarily of fees paid to an outside consultant and internal employee time. Nabors does not separately track the internal costs incurred for the Y2K project, which consist primarily of payroll and related costs associated with employee time. Based upon Nabors' current assessments, the costs to complete Nabors' Y2K compliance program will not have a material effect on Nabors' financial condition, results of operations or cash flows. All current and future costs related to Nabors' Y2K compliance program have been and are expected to be funded with cash generated from Nabors' operations.

         Risks - There are numerous uncertainties that make the ultimate impact of Y2K disruptions in the United States or other countries where Nabors operates difficult to predict. While Nabors will obtain representations from key third parties with respect to their Y2K readiness, there will be certain Systems or processes relied on by Nabors that are outside of Nabors' control. The failure by key third parties to correct their Y2K issues could adversely effect Nabors. Additionally, Nabors could be unsuccessful in identifying and remediating or replacing all of its non-compliant Systems, and as such, Nabors' financial condition, results of operations and cash flows could be materially impacted. While Nabors does not currently anticipate any catastrophic System failures, no assurances can be made that such failures will not ultimately occur.

         Contingency Plans - If during the course of Nabors' assessment of its critical Systems, it is determined that the risk of Y2K disruptions is significant, contingency plans will be developed as appropriate. Such plans might include the use of alternative service providers or product suppliers. Currently, Nabors does not have any contingency plans in place based on current Y2K readiness assessments.

FORWARD-LOOKING STATEMENTS

         The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth or implied in the forward-looking statements. Factors that might cause such a difference include:

         o fluctuations in worldwide prices of oil and natural gas and demand for oil and natural gas;
         o fluctuations in levels of oil and gas exploration and development activities;
         o  fluctuations in the demand for contract drilling services;
         o the existence of competitors, technological changes and developments in the industry;
         o the existence of operating risks inherent in the contract drilling industry;
         o  the existence of regulatory uncertainties;
         o the possibility of political instability in any of the countries in which Nabors does business; and
         o  year 2000 issues and general economic conditions.

         The Company's businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, which could have a material impact on exploration, development and production activities, also could materially affect the Company's financial condition, results of operations and cash flows.

                           PART II. OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 7, 1999, Bayard merged with a special purpose subsidiary of Nabors. As a result of the merger, Bayard stockholders are entitled to receive
 .3375 shares of Nabors common stock and $.30 cash for each share of Bayard common stock.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Special Meeting of Stockholders held on March 16, 1999, 12,061,255 shares were present in person and by proxy, constituting 66.27% of the outstanding common stock of the Company entitled to vote. The sole matter voted upon at the meeting was the adoption of the merger agreement entered into among Nabors, a subsidiary of Nabors and the Company. The merger agreement was adopted at the meeting and received the following votes:

                           For:         11,887,873
                           Against:        131,247
                           Withheld:        42,135

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

       Exhibit
       Number     Description
       -------    -----------

         3.1      Restated Certificate of Incorporation of the Company.

         3.2      Amended and Restated Bylaws of the Company, as adopted April
                  7, 1999.

         4.1 First Supplemental Indenture dated as of April 7, 1999 to the Indenture dated as of June 26, 1998, among the Company and its subsidiary guarantors, and U.S. Trust Company of Texas, N.A..

         10.1 Agreement for Purchase and Sale of Drilling Equipment, dated as of April 7, 1999, between Bayard Drilling L.P. and Nabors Drilling USA, Inc.

         10.2 Master Rig Lease and Management Services Agreement, dated as of April 7, 1999, between Bayard Drilling L.P. and Nabors Drilling USA, Inc.

         27.1     Financial Data Schedule.

         99.1 Change of Control Notice and Offer to Purchase of the Company dated May 7, 1999.


(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BAYARD DRILLING TECHNOLOGIES, INC.


DATE   May 17, 1999                       /s/ Daniel McLachlin
       ---------------------------        -------------------------------------
                                              Daniel McLachlin
                                              President



DATE   May 17, 1999                       /s/ Michael Harwell
       ---------------------------        -------------------------------------
                                              Michael Harwell
                                              Vice President and Treasurer

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
         3.1      Restated Certificate of Incorporation of the Company.

         3.2      Amended and Restated Bylaws of the Company, as adopted April
                  7, 1999.

         4.1      First Supplemental Indenture dated as of April 7, 1999 to the
                  Indenture dated as of June 26, 1998, among the Company and its subsidiary guarantors, and U.S. Trust Company of Texas, N.A..

         10.1 Agreement for Purchase and Sale of Drilling Equipment, dated as of April 7, 1999, between Bayard Drilling L.P. and Nabors
                  Drilling USA, Inc.

         10.2 Master Rig Lease and Management Services Agreement, dated as of April 7, 1999, between Bayard Drilling L.P. and Nabors
                  Drilling USA, Inc.

         27.1     Financial Data Schedule.

         99.1 Change of Control Notice and Offer to Purchase of the Company dated May 7, 1999.